Form 10QSB/A
period 2001-03-31
TONGA CAPITAL CORP
filed 2002-06-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A

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


Michael Johnson & Co., LLC
April 26, 2002

/s/Michael Johnson & Co., LLC

                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)





                                                                               March 31,                December 31,
                                                                                  2002                      2001
                                                                            -----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                  $ -                        $ -

                                                                            -----------------         ------------------
Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                 $ 50,000                   $ 50,000
                                                                            -----------------         ------------------

                                                                            -----------------         ------------------
Total Current Liabilities                                                             50,000                     50,000
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,377,539 shares issued and outstanding                                33,775                     33,775
Additional Paid-In Capital                                                           601,760                    601,760

Deficit accumulated during the development stage                                    (685,535)                  (685,535)
                                                                            -----------------         ------------------

Total Stockholders' Deficit                                                          (50,000)                   (50,000)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ -                        $ -
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

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)


                                                                                             Three-Months Ended
                                                                                                  March 31,
                                                                                           2002              2001
                                                                                           ----              ----

Cash Flows from Operating Activities:
Net Loss                                                                                   $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:

   Increase (Decrease) in Accounts Payable                                                   -              $50,000


   Decrease (Increase) in Prepaid Expenses                                                   -                  -
                                                                                         -----              -----
Net Cash Used by Operating Activiites                                                        -                  -

Net Increase (Decrease) in Cash                                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - Beginning of period                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - End of period                                                  $ -                $ -

                                                                                         =====              =====

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                             $ -                $ -
                                                                                         =====              =====
      Income Taxes                                                                         $ -                $ -
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