Form 10QSB
period 2001-03-31
TONGA CAPITAL CORP
filed 2002-06-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2001


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

Yes  X  No

As of March 31, 2001, 3,377,539 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2000, included in the Company's Form 10-KSB.

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for March 31, 2001 and the related statement of operations and cash flows for the three-months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
April 26, 2002

/s/Michael Johnson & Co., LLC

                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)





                                                                               March 31,                December 31,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                  $ -                        $ -

                                                                            -----------------         ------------------
Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                 $ 50,000                   $ 0
                                                                            -----------------         ------------------

                                                                            -----------------         ------------------
Total Current Liabilities                                                             50,000                     0
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,377,539 shares issued and outstanding                                33,775                     33,775
Additional Paid-In Capital                                                           601,760                    601,760
Deficit accumulated during the development stage                                    (685,535)                  (635,535)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                          (50,000)                    0
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ -                        $ -
                                                                            =================         ==================

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)



                                                                                   Three-Months Ended
                                                                                       March 31,
                                                                               2001               2000
                                                                               ----               ----

Revenue                                                                         $ -               $ -

Expenses:
   General and Administrative                                                50,000                 -
                                                                          ----------              ----
Total Expenses                                                               50,000                 -
                                                                          ----------              ----
Net (Loss)                                                                $ (50,000)              $ -
                                                                          ==========              ====


Per Share Information:

   Weighted average number of
     common shares outstanding                                            3,377,539           3,377,539
                                                                          ---------           ---------
Net Loss per Common Share                                                      *                   *
                                                                          =========           =========

* Less than $.01

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                  Statement fo Stockholders' Equity (Deficit)
                                 March 31, 2001
                                  (Unaudited)


                                                                                     Additional
                                                 Common Stock                         Paid-In           Accumulated
                                                # of Shares         Amount            Capital             Deficit             Totals
                                                -----------         ------            -------             -------             ------

Balance - December 31, 1998                        3,377,539          $ 33,775          $ 601,760          $ (635,535)          $ -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 1999                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 2000                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Period                                        -                 -                  -             (50,000)      (50,000)
                                                   ---------          --------          ---------          ----------      ---------
Balance - March 31, 2001                           3,377,539          $ 33,775          $ 601,760          $ (685,535)    $ (50,000)
                                                   =========          ========          =========          ===========     =========

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)


                                                                                             Three-Months Ended
                                                                                                  March 31,
                                                                                           2001              2000
                                                                                           ----              ----

Cash Flows from Operating Activities:
Net Loss                                                                                   $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accounts Payable                                                   -                  -
   Decrease (Increase) in Prepaid Expenses                                              50,000                  -
                                                                                         -----              -----
Net Cash Used by Operating Activiites                                                        -                  -

Net Increase (Decrease) in Cash                                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - Beginning of period                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - End of period                                                  $ -                $ -

                                                                                         =====              =====

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                             $ -                $ -
                                                                                         =====              =====
      Income Taxes                                                                         $ -                $ -
                                                                                         =====              =====

The accompanying notes are an integral part of theses financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three-months ended March 31, 2001 and 2000, and cash flows for the three-months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000, and the reader is cautioned to review the Audited Financial Statements for the year ended December 31, 2000 and accompanying footnotes thereto.

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

Results of Operations for the Quarter Ended March 31, 2001 compared to same period in 2000.
- - ----------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred general and administrative expenses in the period of $50,000 in 2001 and none in 2000. The Company had loss of ($50,000) on operations for the period in 2001 and no loss in 2000.

     (b) Liquidity and Capital Resources. At March 31, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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