Form 10KSB
period 1999-12-31
TONGA CAPITAL CORP
filed 2002-07-05
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of

       the Securities Exchange Act of 1934
                                 [Fee Required]

For the fiscal year ended                    Commission file number
     December 31, 1999                             33-13791-D

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
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                        which registered

None                                             n/a
-----

               Securities registered pursuant to Section 12(g) of the Act:

                                           None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     As of December 31, 1999, 3,377,539 common shares were outstanding. The aggregate market value of the 3,063,002 common shares of Tonga Capital Corporation held by non-affiliates was none at December 31, 1999.

                  Documents incorporated by reference:

                                     NONE

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                           10
     Item 8. Changes in and Disagreements With Accountants on Accounting 10 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              11
     Item 10.  Executive Compensation                                         12
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 13
     Item 12.  Certain Relationships and Related Transactions                 15
     Item 13.  Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                    17

                                TONGA CAPITAL CORPORATION
                                        FORM 10-K

                                          PART I

ITEM 1 BUSINESS

(a)General Development of Business

(a)(1) Tonga Capital Corporation (the Registrant) was incorporated under the laws of the State of Colorado on January 29, 1987. The original purpose of the Registrant was to operate any type of lawful business as the officers and directors of the Registrant could, in their absolute discretion, determine.

The Registrant completed its public offering on February 2, 1988. The Registrant sought out merger/acquisition candidates and unsuccessfully attempted to consummate a merger/acquisition with two private companies to develop a microwave TV/and cable broadcasting/programming system. This transaction resulted in the investment of substantially all of the proceeds' of the Registrant's public offering proceeds in the form of "bridge loans" and options in the approximate aggregate amount of $147,000 to two entities. A loan in the amount of $100,000, secured by the accounts receivable of the proposed target was made to SelecTV, a California corporation. Contemporaneously, the Registrant advanced $47,000 in the form of an option to acquire all of the outstanding voting stock of U.S. Telewave, a Colorado corporation.

In March 1989, the Registrant entered into an Agreement and Plan of Merger with Team Marketing Concepts, Inc., a Colorado corporation engaged in the business of fund raising for schools and other non-profit organizations. This transaction also failed to close.

In October, 1989 control of the Registrant was acquired by the Covina Investment Group. The Covina Investment Group (Covina) appointed a new board of directors and elected new officers.

This new board and group of officers determined that the new direction of the Registrant should be to diversity into various types of businesses, including the ownership and operation of gold and diamond mining concessions in Venezuela. The Registrant also intends to operate through a wholly owned subsidiary to develop and market low fat and low cholesterol beef.

The Registrant acquired certain mining concessions in Venezuela through the issuance of its shares pursuant to a Regulation D offering. These concessions together with 5,000,000 shares of the Company's common stock were exchanged for an interest in Devon Capital.

The Registrant through a private offering acquired approximately ten thoroughbred horses from two limited partnerships. Some of the members of the Covina Investment Group and Board of Directors are also limited partners of the partnerships. As of June 30, 1992, all of the remainder of the Registrant's horses had been transferred to Midwest Grain and Livestock for a 50% interest in Midwest Grain and Livestock (MG&L).

The Registrant terminated ad wrote off all of its interests in Devon Capital and Midwest Grain and Livestock in 1992 and 1993.

The Registrant was inactive in 1999.

The Registrant has not been involved, during the year ended December 31, 1999 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 1999, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

(c) Narrative Description of Business.
    ----------------------------------

(c) (1) (i) The Registrant was incorporated in the State of Colorado on January 29, 1987 to engage in any business that was deemed appropriate in the discretion of its officers and directors.

Since inception, the Registrant and completed its public offering on February 2, 1988.

PRIOR BUSINESS OPERATIONS

Thoroughbred Horse Enterprise. During 1989 and 1990 the Registrant operated a stable of thoroughbred horses. Operations terminated in 1992.

Acquisition of Diamond Concessions, The second acquisition was a diamond concession (mineral lease) in Venezuela. These concessions were acquired for stock in the Registrant.

Besides the concession itself known as the Pury II concession, the original owners also turned over their entire equity in an Aruban corporation "Lexicon Investments A.V.V." This corporation had no assets or activities at the time.

The Registrant terminated its attempts at business involving the mineral concessions in 1993 has transferred all of its mining concessions to Devon Capital USA, Inc. (Devon).

Midwest Grain and Livestock Corporation. The Registrant acquired a fifty percent interest in Midwest Grain and Livestock Corporation (MG&L)in 1991. It terminated attempts at livestock operations in 1993.

The Company has been effectively dormant since 1993, and wrote off its investments therein.

Employees

     The Company has no full time employees. The Company's president, has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company will use less than 20 hours per month. The business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

(c) (1) (xiii) The Registrant employs no one. Its president engaged part-time in administrative activities as officers of the Registrant.

ITEM 2 PROPERTIES

Audit Requirements

The Company has no properties and at this time has no agreements to acquire any properties.

     The Company's mailing address is 116 N. Citrus Ave., Covina, CA 91723 which is the office of the Company's President. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

ITEM 3 LEGAL PROCEEDINGS

There are no pending legal proceedings against the Registrant.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not traded in the over-the-counter market or Pink Sheets in 1999 or 1998.

The Registrant's stock had no quote during 1998 or 1999.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on March 31, 1999 was approximately 348.

(b)(2) Not applicable.

(c)(1) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

(c) (2) Not applicable since the Registrant has not had earnings which indicate an ability to pay cash dividends. The Registrant does not expect to pay dividends in the foreseeable future.


        Effective August 11, 1993, the Securities and Exchange Commission (the "Commission") adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) states that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

        In order to be included in NASDAQ's SmallCap Market, a company must satisfy the requirements described below. A company must meet one or more of the following three requirements: (i) net tangible assets of $4 million ($2 million for continued inclusion); (ii) have a market capitalization of $50 million ($35 million for continued inclusion); or (iii) have net income (in the latest fiscal year or two of the last three fiscal years) of $750,000 ($500,000 for continued inclusion). In addition, a company must also satisfy the following requirements:
(i) 1 million shares in the public float (500,000 for continued inclusion); (ii) $5 million of market value of the public float ($1 million for continued inclusion); (iii) a minimum bid price of $4 ($1 for continued inclusion); (iv) three market makers (two for continued inclusion); (v) 300 (round lot) shareholders; (vi) an operating history of one year or market capitalization of $50 million; and (vii) certain corporate governance standards.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

The Company had no revenues or operations in years ended December 31, 1999 or 1998 The Company incurred no expenses in the years ended December 31, 1999 or 1998 The company had no net profit/loss in the years ended December 31, 1999 or 1998 The profit/loss per share was none in 1999 or 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person foradvances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 1999. The Company has no current assets and no other assets at December 31, 1999.

         The Company estimates it will require $25,000 to $30,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of at least $25,000 to $30,000, for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company has no cash for any operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it commences a business, it may acquire or add employees of an unknown number in the next twelve months.

         The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has a new business, and minimal capital, and relatively few assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

ITEM 7       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In January, 2002, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements FOR 1999, 2000, 2001 fiscal years. The prior accountant was Douglas Wechsler whose last audit was for fiscal year 1991. No auditors were engaged during the period 1992 to 2002. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant or any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if no resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

       Roger K. Juhnke                  48             President and Director

        Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. Each of the Company's officers and directors devotes only such time as is available to the business of the Company. There are no family relationships between any directors or executive officers of the Company.

Biographical Information

ROGER K. JUHNKE - Age 48, received an M.A. from Oxford University, Oxford England in 1978 in Theology. He received a B.A. in liberal arts, history, religion in 1975 from Bethel College in Kansas. From 1992 to present he has been president and director of Tonga Capital Corp. From 1990 to present he has been founder and President of Devon Capital USA, Inc. From 1999 to present he has been a development consultant under the name Upstream Associates. From 1982 to 1995 he was founder and President of The Consortium, Inc., a management and marketing firm.

Compliance with Section 16(a) of the Exchange Act

        Section  16(a) of the  Securities  Exchange  Act is not applicable.

Conflicts of Interest

        Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

        There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

                            IDENTIFICATION OF OFFICERS OF MG&L



(c) Identification of Certain Significant Employees.

     Not applicable.

(d)  No  officer  or  director   of  the   Registrant,   including   controlling
     shareholders, is related to any other such person.

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. MANAGEMENT REMUNERATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 1999.
                --------------------------------------------------------------
Item 10 - Executive Compensation
---------------------------------

     None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, at this date none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


(a)(2)          Bonuses and deferred compensation. Not applicable
                -----------------------------------
                                       12

(b)(1)          Compensation Pursuant to Plans.
                -------------------------------

The Registrant has no annuity, pension, retirement or profit sharing plan in effect and none is presently contemplated.

Pension Table. Not applicable.
-------------

Alternative Pension Plan Disclosure. Not applicable.
------------------------------------

 Stock Option and Stock Appreciation Right Plans. The Registrant had no
-----------------------------------------------
stock option and stock appreciation right plans.

 Other compensation. Not applicable.
--------------------

 Compensation of Directors. Directors do not receive any compensation in
-------------------------
their capacity as director.


 Standard Arrangements. Members of the board of directors receive no
---------------------
remuneration.

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security ownership of Certain Beneficial Owners as of March 31, 1999.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
-------------------                     ------                -------
Roger K. Juhnke (1)                     314,537                 9.3%
President & Director

Peter Swanson &
Penelope Swanson                        273,416                 8%
116 W. Citrus Ave.
Corina, CA 91723

Donn W. Hitterbrick                     221,926                 6.5$
family trust
1822 Kiowa Crest Dr.
Diamond Bar, CA 91765

William A. Greenamyer                   307,409                 9.1%
2753 Calleuta Blvd.
Altadena, CA 91001

Dall Christensen                        303,097                 8.9%
15591 Golden Star Ave.
Riverside, CA 92506

S. Mack Brown                           187,884                 5.5%
716 S. Dora St.
Ukiah, CA 95482

All directors and executive             314,537                 9.3%
officers as a group (1 person)

(1) includes 51,610 shares owned by The Consortium, Inc. and 60,000 shares owned by Devon capital USA, Inc. of which he is beneficial owner.

Each principal shareholder has sole investment power and sole voting power over the shares.

(c) Changes in Control.
    -------------------

The Registrant knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions With Management and others.
    ----------------------------------------

None in 1998 or 1999

 Certain Business Relationships.
 -------------------------------

Not applicable

 Indebtedness of Management.
 ---------------------------

Not applicable

 Transactions with Promoters.
 ----------------------------

Not applicable.

                                         PART IV

ITEM 13      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORK 8-K

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None

                                        SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TONGA CAPITAL CORPORATION

by ________________________
    Roger K. Juhnke, President



         Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacitates on the dates indicated.


Date June 14, 2002                                    __________________________
                                                      Roger K. Juhnke, President
                                                      and Sole Director

                               TONGA CAPITAL CORP

                                    FORM 10-K

                          INDEX OF FINANCIAL STATEMENTS



                                                                          Pages

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tonga Capital Corporation
McPherson, KS  67460


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
November 12, 2001

/s/Michael Johnson & Co., LLC

                            TONGA CAPITAL CORPORATION
                                 Balance Sheets






                                                                                      December 31,
                                                                                  2000            1999
                                                                                  ----            ----

ASSETS;

   Current Assets:
      Cash                                                                         $ -             $ --
                                                                                ---------       ---------
Total Current Assets                                                                 -               -
                                                                                ---------       ---------
TOTAL ASSETS                                                                       $ -             $ --
                                                                                =========       =========

STOCKHOLDERS' EQUITY

 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                            $ 33,775        $ 33,775
        authorized, 3,377,539 shares issued and outstanding
    Additional Paid-In Capital                                                   601,760         601,760
    Retained deficit                                                            (635,535)       (635,535)
                                                                                ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                         $ -             $ --
                                                                                =========       =========

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statements of Operations





                                                         Year                  Year
                                                        Ended                  Ended
                                                         December 31,         December 31,
                                                         2000                  1999
                                                    ---------------        --------------

Revenue:
                                                               $ -                   $ -
                                                    ---------------        --------------

Total Income                                                     -                     -

Expenses:
     General and Administrative                                  -                     -
                                                    ---------------        --------------

Total Expenses                                                   -                     -
                                                    ---------------        --------------

Net Loss                                                       $ -                   $ -
                                                    ===============        ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                        3,377,539             3,377,539
                                                    ---------------        --------------

Net Loss per common share                                 *                      *
                                                    ===============        ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                              Stockholders' Equity
                               December 31, 2000




                                              COMMON STOCKS                Additional                               Total
                                                                            Paid-In            Retained         Stockholders'
                                       # of Shares        Amount            Capital            Deficit             Equity
                                       -----------        ------            -------            -------             ------



Balance December 31, 1998                 3,377,539        $ 33,775          $ 601,760         $ (635,535)           $ -

Net Loss for Year                                 -               -                  -                  -              -
                                          ---------        --------          ---------         ----------            -------
Balance - December 31, 1999               3,377,539          33,775            601,760           (635,535)             -
                                          ---------        --------          ---------         ----------            -------
Net Loss for Year                                 -               -                  -                  -              -
                                          ---------        --------          ---------         ----------
Balance -  December 31, 2000              3,377,539        $ 33,775          $ 601,760         $ (635,535)           $ -
                                          =========        ========          =========         ==========            =======

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statements of Cash Flow
                               (Indirect Method)



                                                                                            Year                       Year
                                                                                           Ended                       Ended
                                                                                        December 31,               December 31,
                                                                                            2000                       1999
                                                                                      -----------------         --------------------

Cash Flows from Operating Activities:

     Net Loss                                                                                $ -                        $ -
                                                                                      -----------------         --------------------

Net Cash Used by Operating Activities                                                          -                          -
                                                                                      -----------------         --------------------

Net Increase in Cash & Cash Equivalents                                                        -                          -

Beginning Cash & Cash Equivalents                                                              -                          -
                                                                                      -----------------         --------------------

Ending Cash & Cash Equivalents                                                               $ -                        $ -
                                                                                      =================         ====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                  $ -                        $ -
                                                                                      =================         ====================
     Cash paid for Income Taxes                                                              $ -                        $ -
                                                                                      =================         ====================



The accompanying notes are an integral part of these finaciial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2000



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated on January 29, 1987, in the state of Colorado. The Company was organized to operate any type of lawful business as the officers and directors of the Registrant could, in their absolute discretion, determine. The Company's fiscal year end is December 31.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2000




Note 2 - Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"). "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets
         Net operating loss carryforwards                     $  605,138
         Valuation allowance                                    (605,138)
                                                               ------------
         Net deferred tax assets                              $        0
                                                               ============

At December 31, 2000, the Company had net operating loss carryforwards of approximately $605,138 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 500,000,000 shares of common stock at $.0001 par value. In 1993 the Company did a 100 to 1 reverse split of its common stock and changed its par value to $.01. During the period ended December 31, 2000, the Company issued no shares of common stock.

Note 4 - Segment Information

Tonga Capital Corporation operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.