Form 10KSB
period 2000-12-31
TONGA CAPITAL CORP
filed 2002-07-05
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of

       the Securities Exchange Act of 1934
                                 [Fee Required]

For the fiscal year ended                    Commission file number
     December 31, 2000                             33-13791-D

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

                                           None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     As of December 31, 2000, 3,377,539 common shares were outstanding. The aggregate market value of the 3.063,002 common shares of Tonga Capital Corporation held by non-affiliates was none at December 31, 2000.

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

The Registrant was inactive in 2000.

The Registrant has not been involved, during the year ended December 31, 2000 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2000, the Registrant did not operate in any segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

Employees

     The Company has no full time employees. The Company's president, has agreed to allocate a portion of his time to the activities of the Company. This officer anticipates that the business plan of the Company will use less than 20 hours per month. The business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not traded in the over-the-counter market or Pink Sheets in 2000 or 1999.

The Registrant's stock had no quote during 1999 or 2000.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on March 31, 2000 was approximately 348.

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

The Company had no revenues or operations in years ended December 31, 2000 or 1999 The Company incurred no expenses in the years ended December 31, 2000 or 1999 The company had no net profit/loss in the years ended December 31, 2000 or 1999 The profit/loss per share was none in 2000 or 1999.

     The losses should be expected to continue until a profitable business can be achieved if any can be of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person foradvances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2000. The Company has no current assets and no other assets at December 31, 2000.

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it commences business it may acquire or add employees of an unknown number in the next twelve months.

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

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

       Roger K. Juhnke                  47             President and Director

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

Biographical Information

ROGER K. JUHNKE - Age 47, received an M.A. from Oxford University, Oxford England in 1978 in Theology. He received a B.A. in liberal arts, history, religion in 1975 from Bethel College in Kansas. From 1992 to present he has been president and director of Tonga Capital Corp. From 1990 to present he has been founder and President of Devon Capital USA, Inc. From 1999 to present he has been a development consultant under the name Upstream Associates. From 1982 to 1995 he was founder and President of The Consortium, Inc., a management and marketing firm.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. MANAGEMENT REMUNERATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2000.
                --------------------------------------------------------------
Item 10 - Executive Compensation
---------------------------------

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security ownership of Certain Beneficial Owners as of March 31, 2000.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

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

None in 1999

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


Date ________                                         _____________________
                                                      Roger K. Juhnke, President
                                                      and Sole Director

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                              December 31,  2000

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



Michael Johnson & Co., LLC
Denver, Colorado
November 12, 2001

/s/Michael Johnson & Co., LLC



                           TONGA GAPITAL CORPORATION
                                 Balance Sheets





                                                                                      December 31,
                                                                                  2000            1999
                                                                                  ----            ----

ASSETS;

   Current Assets:
      Cash                                                                         $ -             $ -
                                                                                ------         -------
Total Current Assets                                                                 -               -
                                                                                ------         -------
TOTAL ASSETS                                                                       $ -             $ -
                                                                                ------         -------

STOCKHOLDERS' EQUITY

 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                            $ 33,775        $ 33,775
        authorized, 3,377,539 shares issued and outstanding
    Additional Paid-In Capital                                                   601,760         601,760
    Retained deficit                                                            (635,535)       (635,535)
                                                                                --------        -------
TOTAL STOCKHOLDERS' EQUITY                                                         $ -             $ -
                                                                                ========        =======

The accompanying notes are an integral part of these financial statements.

                                       F-2



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

                           TONGA CAPITAL CORPORATION
                              Stockholders' Equity
                               December 31, 2000




                                              COMMON STOCKS               Additional                              Total
                                                                           Paid-In            Retained         Stockholders'
                                        #of Shares         Amount          Capital            Deficit             Equity
                                        ----------         ------          -------            -------             ------


Balance December 31, 1998                 3,377,539       $ 33,775          $ 601,760         $ (635,535)           $ -

Net Loss for Year                                 -              -                  -                  -              -
                                          ---------       --------          ---------         ----------         -------
Balance - December 31, 1999               3,377,539         33,775            601,760           (635,535)             -
                                          ---------       --------          ---------         ----------         -------
Net Loss for Year                                 -              -                  -                  -              -
                                          ---------       --------          ---------         ----------         -------
Balance -  December 31, 2000              3,377,539       $ 33,775          $ 601,760         $ (635,535)           $ -
                                          =========       ========          =========         ==========         =======

The accompanying notes are an integral part of these financial statements.

                                      F-4

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