Form 10QSB
period 2001-06-30
TONGA CAPITAL CORP
filed 2002-07-05
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2001


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

Yes  X  No

As of June 30, 2001, 3,377,539 shares of common stock were outstanding.

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

                                 JUNE 30, 2001
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                  REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for June 30, 2001 and the related statement of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six-months ended June 30, 2001, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
April 26, 2002



/s/Michael Johnson & Co., LLC

                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)




                                                                                June 30,                December 31,
                                                                                  2001                      2000
                                                                            -----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                  $ -                        $ -
                                                                            -----------------         ------------------

Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                 $ 50,000                        $ -
                                                                            -----------------         ------------------

Total Current Liabilities                                                             50,000                          -
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,377,539 shares issued and outstanding                                33,775                     33,775
Additional Paid-In Capital                                                           601,760                    601,760
Accumulated Deficit                                                                 (685,535)                  (635,535)
                                                                            -----------------         ------------------
Total Stockholders' Equity                                                           (50,000)                         -
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ -                        $ -
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

                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)


                                                                Three-Months Ended                    Six-Months Ended
                                                                     June 30,                             June 30,
                                                               2001               2000              2001               2000
                                                               ----               ----              ----               ----

Revenue                                                         $ -               $ -                $ -               $ -

Expenses:
   General and Administrative                                     -                 -             50,000                 -
                                                          ---------         ---------          ---------         ---------
Total Expenses                                                    -                 -             50,000                 -
                                                          ---------         ---------          ---------         ---------
Net (Loss)                                                      $ -               $ -          $ (50,000)              $ -
                                                          =========         =========          =========         =========


Per Share Information:

   Weighted average number of
     common shares outstanding                            3,377,539         3,377,539          3,377,539         3,377,539
                                                          ---------         ---------          ---------         ---------
Net Loss per Common Share                                   *                 *                  *                 *
                                                          =========         =========          =========         =========

* Less than $.01


The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                  Statement fo Stockholders' Equity (Deficit)
                                 June 30, 2001
                                  (Unaudited)


                                                                                     Additional
                                                 Common Stock                         Paid-In           Accumulated
                                                # of Shares         Amount            Capital             Deficit             Totals
                                                -----------         ------            -------             -------             ------

Balance - December 31, 1998                        3,377,539          $ 33,775          $ 601,760          $ (635,535)          $ -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 1999                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 2000                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Period                                        -                 -                  -             (50,000)      (50,000)
                                                   ---------          --------          ---------          ----------      ---------
Balance - June 30 , 2001                           3,377,539          $ 33,775          $ 601,760          $ (685,535)    $ (50,000)
                                                   =========          ========          =========          ===========     =========

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)


                                                                                             Six-Months Ended
                                                                                                  June 30,
                                                                                           2001              2000
                                                                                           ----              ----

Cash Flows from Operating Activities:
Net Loss                                                                               $50,000                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
     Increase (Decrease) in Accrued Expenses                                            50,000                  -
                                                                                         -----              -----
Net Cash Used by Operating Activiites                                                        -                  -

Net Increase (Decrease) in Cash                                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - Beginning of period                                              -                  -
                                                                                         -----              -----
Cash and cash equivalents - End of period                                                  $ -                $ -

                                                                                         =====              =====

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                             $ -                $ -
                                                                                         =====              =====
      Income Taxes                                                                         $ -                $ -
                                                                                         =====              =====

The accompanying notes are an integral part of theses financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six-months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

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

Results of Operations for the Quarter Ended June 30, 2001 compared to same period in 2000.
- - ----------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2001 or in 2000. The Company had no loss on operations for the period in 2001 and no loss in 2000.

Results of Operations for Six Month Period Ended June 30, 2001 compared to same period in 2000.
--------------------------------------------------------------------------------
     The Company had no revenues or operatons in the six monthe period ended June 30, 2001 but incurred $50,000 in compensation to President for reorganizational activities compared to no expenses for the period in 2000. The loss wass ($50,000) in 2001 and $0 in 2000 in the six monthe period. The loss per share was nominal in the period in 2001 and none in the period in 2000.

     (b) Liquidity and Capital Resources. At June 30, 2001, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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