Form 10KSB
period 2001-12-31
TONGA CAPITAL CORP
filed 2002-07-05
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of

       the Securities Exchange Act of 1934
                                 [Fee Required]

For the fiscal year ended                    Commission file number
     December 31, 2001                             33-13791-D

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

                                           None
                                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     As of December 31, 2001, 3,377,539 common shares were outstanding. The aggregate market value of the 3,063,002 common shares of Tonga Capital Corporation held by non-affiliates was none at December 31, 2001.

                  Documents incorporated by reference:

                                     NONE

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         5
     Item 3.   Legal Proceedings                                               5
     Item 4.   Submission of Matters to a Vote of Security Holders             6


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        6
     Item 6.   Management's Discussion and Analysis or Plan of Operation       7
     Item 7.   Financial Statements                                           11
     Item 8. Changes in and Disagreements With Accountants on Accounting 11 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              12
     Item 10.  Executive Compensation                                         13
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 14
     Item 12.  Certain Relationships and Related Transactions                 16
     Item 13.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                    18

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

The Registrant was inactive in 2001.

The Registrant has not been involved, during the year ended December 31, 2001 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2001, the Registrant did not operate in anyg segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not traded in the over-the-counter market or Pink Sheets in 2001 or 2000.

The Registrant's stock had no quote during 2000 or 2001.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on March 31, 2001 was approximately 348.

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

        Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurance that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such event, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     LIQUIDITY AND CAPITAL RESOURCES
Plan of Operation

        The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. As of the date of this report, the Company has no plans, arrangements, understandings or commitments with respect to any potential merger or acquisition, nor is the Company engaged in negotiations with respect to such matter. For a complete description of the Company's plan of operation, see Item 1, "Description of Business."

        If required to so do under relevant law, management of the Company will seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. However, such approval would be assured where management supports such a business transaction because management presently controls sufficient shares of the Company to effectuate a positive vote on the proposed transaction. Further, a prospective transaction may be structured so that shareholder approval is not required, and such a transaction may be effectuated by the Board of Directors without shareholder approval. While any disclosure which may be provided to shareholders may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within 60 days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

The Company had no revenues or operations in years ended December 31, 2001 or 2000 The Company incurred $50,000 expenses for consulting fees to the President in the year ended December 31, 2001 compared to none in 2000 The company had net loss in the year ended December 31, 2001 of ($50,000) compared to no net loss in the year ended December 31, 2000 The profit/loss per share was nominal in 2001 or 2000.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.


LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person foradvances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2001 The Company has no current assets and no other assets at December 31, 2001.

         The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

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

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of successfully executing its business plan. The Company will need to raise additional funds to conduct its business activities in the next twelve months.

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

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

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

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

       Roger K. Juhnke                  49             President and Director

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

Biographical Information

ROGER K. JUHNKE - Age 49, received an M.A. from Oxford University, Oxford England in 1978 in Theology. He received a B.A. in liberal arts, history, religion in 1975 from Bethel College in Kansas. From 1992 to present he has been president and director of Tonga Capital Corp. From 1990 to present he has been founder and President of Devon Capital USA, Inc. From 1999 to present he has been a development consultant under the name Upstream Associates. From 1982 to 1995 he was founder and President of The Consortium, Inc., a management and marketing firm.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. MANAGEMENT REMUNERATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2001.
                --------------------------------------------------------------
Item 10 - Executive Compensation
---------------------------------

        None of the Company's officers and/or directors receives any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of filing this report, the Company has no funds available to pay officers or directors. Further, none of the officers or directors is accruing any compensation pursuant to any agreement with the Company.

        No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


(a)(2)          Bonuses and deferred compensation. Not applicable
                -----------------------------------
                                       13

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security ownership of Certain Beneficial Owners as of March 31, 2001.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

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

                                       18
                               TONGA CAPITAL CORP

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

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                               December 31, 2001

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


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States of America.

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



Michael Johnson & Co., LLC
Denver, Colorado
January 24, 2002

/s/Michael Johnson & Co., LLC



                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  December 31,
                                                                                            2001            2000
                                                                                            ----            ----

ASSETS;

   Current Assets:
      Cash                                                                                   $ -             $ -
                                                                                        --------          -------
Total Current Assets                                                                           -               -
                                                                                        --------          -------
TOTAL ASSETS                                                                                 $ -             $ -
                                                                                        ========          =======
LIABILITIES & STOCKHOLDERS' EQUITY:

   Current Liabilities:
       Accrued Expenses                                                                 $ 50,000             $ -
                                                                                        --------          -------
Total Current Liabilities                                                                 50,000               -
                                                                                        --------          -------
 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                                      33,775          33,775
        authorized, 3,377,539 shares issued and outstanding
    Additional Paid-In Capital                                                           601,760         601,760
    Accumulated Deficit                                                                 (685,535)       (635,535)
                                                                                        --------          -------
Total Stockholders' Equity                                                               (50,000)               -
                                                                                        --------          -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                     $ -              $ -
                                                                                        ========          =======

The accompanying notes are an integral part of these financial statements.

                                      F-2

                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                        For the Year Ended December 31,










                                                         2001                  2000
                                                    ---------------        --------------

Revenue:
    Sales                                                     $ -                   $ -
                                                    ---------------        --------------

Total Income                                                    -                     -
                                                    ---------------        --------------

Expenses:
     General and Administrative                             50,000                    -
                                                    ---------------        --------------

Total Expenses                                              50,000                    -
                                                    ---------------        --------------

Net Loss                                                 $ (50,000)                 $ -
                                                    ===============        ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                        3,377,539             3,377,539
                                                    ---------------        --------------

Net Loss per common share                               $ (0.01)                  *
                                                    ===============        ==============

* Less than $.01
The accompanying notes are an integral part of these financial statements.



                           TONGA CAPITAL CORPORATION
                              Stockholders' Equity
                               December 31, 2001


                                              COMMON STOCKS                Additional                               Total
                                                                            Paid-In             Accumulated     Stockholders'
                                       #of Shares          Amount           Capital            Deficit             Equity
                                       ----------          ------           -------            -------             ------


Balance December 31, 1998                 3,377,539        $ 33,775          $ 601,760         $ (635,535)           $ -

Net Loss for Year                                 -               -                  -                  -              -
                                          ---------        --------          ---------         -----------        ---------
Balance - December 31, 1999               3,377,539          33,775            601,760           (635,535)             -
                                          ---------        --------          ---------         -----------        ---------
Net Loss for Year                                 -               -                  -                  -              -
                                          ---------        --------          ---------         -----------        ---------
Balance -  December 31, 2000              3,377,539          33,775            601,760           (635,535)             -
                                          ---------        --------          ---------         -----------        ---------
Net Loss for Year                                 -               -                  -            (50,000)          (50,000)
                                          ---------        --------          ---------         -----------
Balance -  December 31, 2001              3,377,539        $ 33,775          $ 601,760         $ (685,535)         $(50,000)
                                          =========        ========          =========         ===========        =========
The accompanying notes are an integral part of these financial statements.

                                      F-4

                           TONGA CAPITAL CORPORATION
                            Statements of Cash Flows
                        For the Year Ended December 31,


                                                                                          2001                      2000
                                                                                      -----------------         -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                                $ (50,000)                    $ -
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accrued expenses                                                    50,000                       -
                                                                                      -----------------         -----------------

Net Cash Used by Operating Activities                                                              -                         -
                                                                                      -----------------         -----------------

Net Increase in Cash & Cash Equivalents                                                            -                         -

Beginning Cash & Cash Equivalents                                                                  -                         -
                                                                                      -----------------         -----------------

Ending Cash & Cash Equivalents                                                               $      -                      $ -
                                                                                      =================         =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                  $      -                      $ -
                                                                                      =================         =================
     Cash paid for Income Taxes                                                              $      -                      $ -
                                                                                      =================         =================
The accompanying notes are an integral part of these financial statements.

                                      F-5

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2001



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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2001




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

Deferred tax assets
         Net operating loss carryforwards                          $  685,535
         Valuation allowance                                         (685,535)
                                                                    ------------
         Net deferred tax assets                                   $        0
                                                                    ============

At December 31, 2001, the Company had net operating loss carryforwards of approximately $685,535 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company is 500,000,000 shares of common stock at $.0001 par value. In 1993 the Company's Board of Directors authorized a 100 to 1 reverse split of its common stock and changed its par value to $.01. During the period ended December 31, 2001, the Company issued no shares of common stock.

Note 4 - Segment Information

Tonga Capital Corporation operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2001, the Company's current liabilities exceed current assets by $50,000.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.