Form 10QSB
period 2002-06-30
TONGA CAPITAL CORP
filed 2002-08-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2002


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

Yes  X  No

As of June 30, 2002, 3,377,539 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001, included in the Company's Form 10-KSB.

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)

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



                   REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation as of June 30, 2002 and the related statement of operations for the three and six months ended June 30, 2002 and 2001 and the related cash flows for the six-months ended June 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 9, 2002



/s/Michael Johnson & Co., LLC

                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)








                                                                                June 30,                December 31,
                                                                                  2002                      2001
                                                                            -----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                  $ -                        $ -
                                                                            -----------------         ------------------

Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

Fixed Assets:

    Machinery and Patent                                                              50,120                          -
                                                                            -----------------         ------------------

Total Fixed Assets                                                                    50,120                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                        $ 50,120                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                 $ 50,000                   $ 50,000
   Note Payable                                                                       50,000                          -
                                                                            -----------------         ------------------

Total Current Liabilities                                                            100,000                     50,000
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,389,539 shares issued and outstanding                                33,895                     33,775
Additional Paid-In Capital                                                           601,760                    601,760
Accumulated Deficit                                                                 (685,535)                  (685,535)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                          (49,880)                   (50,000)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 50,120                        $ -
                                                                            =================         ==================



The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)


                                                                Three-Months Ended                    Six-Months Ended
                                                                     June 30,                             June 30,
                                                               2002               2001              2002               2001
                                                               ----               ----              ----               ----

Revenue                                                         $ -               $ -                $ -               $ -

Expenses:
   General and Administrative                                     -                 -                  -            50,000
                                                          ---------         ---------          ---------         ---------
Total Expenses                                                    -                 -                  -            50,000
                                                          ---------         ---------          ---------         ---------
Net (Loss)                                                      $ -               $ -                $ -         $ (50,000)
                                                          =========         =========          =========         =========


Per Share Information:

   Weighted average number of
     common shares outstanding                            3,377,539         3,377,539          3,377,539         3,377,539
                                                          ---------         ---------          ---------         ---------
Net Loss per Common Share                                   *                 *                  *                 *
                                                          =========         =========          =========         =========

* Less than $.01


The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                  Statement fo Stockholders' Equity (Deficit)
                                 June 30, 2002
                                  (Unaudited)


                                                                                     Additional
                                                 Common Stock                         Paid-In           Accumulated
                                                # of Shares         Amount            Capital             Deficit             Totals
                                                -----------         ------            -------             -------             ------

Balance - December 31, 1998                        3,377,539          $ 33,775          $ 601,760          $ (635,535)          $ -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 1999                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Year                                          -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 31, 2000                        3,377,539            33,775            601,760            (635,535)            -
                                                   ---------          --------          ---------          ----------      ---------
Net Loss for Period                                        -                 -                  -             (50,000)      (50,000)
                                                   ---------          --------          ---------          ----------      ---------
Balance - December 30 , 2001                       3,377,539          $ 33,775          $ 601,760          $ (685,535)    $ (50,000)
                                                   ---------          --------          ---------          ----------      --------
Stock issued for Acquisition 6/02                     12,000               120                  -                   -           120
Net Loss for Period                                        -                 -                  -                   -             -
                                                   ---------          --------          ---------          ----------      ---------
Balance - June 30, 2002                            3,389,539          $ 33,895          $ 601,760          $ (685,535)    $ (49,880)
                                                   =========          ========          =========          ==========      =========

The accompanying notes are an integral part of these financial statements.

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)


                                                                                         Six-Months Ended
                                                                                              June 30,
                                                                                      2002              2001
                                                                                      ----              ----

Cash Flows from Operating Activities:
Net Loss                                                                                   $ -           $(50,000)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                   -             50,000
                                                                                      --------           --------
Net Cash Used by Operating Activiites                                                        -                  -
                                                                                      --------           --------
Cash Flows Used for Investing Activities:

    Machinery purchase                                                                 (50,120)                 -
                                                                                      --------           --------
Net Cash Used for Investing Activities                                                 (50,120)                 -
                                                                                      --------           --------
Cash Flows From Financing Activities:

    Issuance of stock for acquisition                                                      120                  -
    Increase in Notes Payable                                                           50,000                  -
                                                                                      --------           --------
Net Cash Provided by Financing                                                          50,120                  -
                                                                                      --------           --------
Net Increase (Decrease) in Cash                                                              -                  -
                                                                                      --------           --------
Cash and cash equivalents - Beginning of period                                              -                  -
                                                                                      --------           --------
Cash and cash equivalents - End of period                                                  $ -                $ -
                                                                                      ========           ========

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                             $ -                $ -
                                                                                      ========           ========
      Income Taxes                                                                         $ -                $ -
                                                                                      ========           ========


The accompanying notes are an integral part of theses financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, and the related cash flows for the six-months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

Note 2 - Purchase Agreement:

On June 6, 2002 the Company acquired certain assets from a non-affiliate, including patents and machinery for $50,000, in the form of a promissory note and 12,000 shares of common stock of the Company. This is a asset acquisition.

Note 3 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $50,000. The Company will need to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended June 30, 2002 compared to same period in 2001.
- - ----------------------------------------------------------------------------
     The Company had no revenue for the period. It recommenced limited operations to market its measuring tool, in the period. The Company incurred no expenses in the period in 2002 or in 2001. The Company had no loss for the period in 2002 or in 2001.

Results of Operations for Six Month Period Ended June 30, 2002 compared to same period in 2001.
--------------------------------------------------------------------------------
     The Company had no revenues in the six monthe period ended June 30, 2002 or 2001. The company had no expenses in the period in 2002, compared to $50,000 in expenses for the period in 2001 incurred for reorganizational services to the President. The loss was none in 2002 and $50,000 in 2001 in the six month period. The loss per share was none in the period in 2002 and nominal in the period in 2001.

     (b) Liquidity and Capital Resources. At June 30, 2002, the Company had cash with which to conduct operations. There can be no assurance that the Company will be able to successfully achieve its business plan of marketing its measuring tool. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations, if any. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

     The company issued 12,000 shares of common stock to a non-affiliate in conjunction with the acquisition of equipment to manufacture its measuring tool, consideration being booked at $120. The shares were issued pursuant to an exemption under Section 4 (2) of the Securities Act of 1933.

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

                                                     TONGA CAPITAL, INC.


Date: August 13, 2002
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President