Form 10QSB
period 2002-09-30
TONGA CAPITAL CORP
filed 2002-11-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2002


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

Yes  X  No

As of September 30, 2002, 3,377,539 shares of common stock were outstanding.

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

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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


                            ACCOUNTANTS REVIEW REPORT




Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for September 30, 2002 and the related statement of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine-months ended September 30, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated January 24, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
November 19, 2002

/s/Michael Johnson & Co.


                                 TONGA CAPITAL
                                 Balance Sheets
                                  (Unaudited)







                                                                               September 30,              December 31,
                                                                                   2002                       2001
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------

Fixed assets:

   Machinery and Patent                                                                 50,120                          -
                                                                             ------------------         ------------------

Total Fixed Assets                                                                      50,120                          -
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                          $ 50,120                        $ -
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                   $ 50,000                   $ 50,000
   Notes Payable                                                                        50,000                          -
                                                                             ------------------         ------------------

Total Current Liabilities                                                              100,000                     50,000
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,389,539 shares issued and outstanding in 2002                          33,895                     33,775
   and 3,377,539 shares issued and outstanding in 2001.
Additional Paid-In Capital                                                             601,760                    601,760
Accumulated Deficit                                                                   (685,535)                  (685,535)
                                                                             ------------------         ------------------
Total Stockholders' Equity                                                             (49,880)                   (50,000)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 50,120                        $ -
                                                                             ==================         ==================


 See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations



                                                                 Three-Months Ended                   Nine-Months Ended
                                                                    September 30,                        September 30,
                                                              2002               2001              2002               2001
                                                              ----               ----              ----               ----

Revenue                                                         $ -                $ -               $ -                $ -

Expenses:
   General and Administrative                                     -                  -                 -             50,000
                                                          ---------          ---------         ---------         ----------
Total Expenses                                                    -                  -                 -             50,000
                                                          ---------          ---------         ---------         ----------
Net (Loss)                                                      $ -                $ -               $ -          $ (50,000)
                                                          =========          =========         =========         ==========


Per Share Information:

   Weighted average number of
     common shares outstanding                            3,377,539          3,377,539         3,377,539          3,377,539
                                                          ---------          ---------         ---------          ---------
Net Loss per Common Share                                   *                  *                 *                  *
                                                          =========          =========         =========          =========

* Less than $.01

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2002

                                  (Unaudited)


                                                                                      Additional
                                                 Common Stock                          Paid-In          Accumulated
                                                # of Shares         Amount             Capital            Deficit             Totals
                                                -----------         ------             -------            -------             ------

Balance - December 31, 1998                        3,377,539          $ 33,775           $ 601,760         $ (635,535)          $ -
                                                   ---------          --------           ---------         ----------     ----------
Net Loss for Year                                          -                 -                   -                  -             -
                                                   ---------          --------           ---------         ----------     ----------
Balance - December 31, 1999                        3,377,539            33,775             601,760           (635,535)            -
                                                   ---------          --------           ---------         ----------     ----------
Net Loss for Year                                          -                 -                   -                  -             -
                                                   ---------          --------           ---------         ----------     ----------
Balance - December 31, 2000                        3,377,539            33,775             601,760           (635,535)            -
                                                   ---------          --------           ---------         ----------     ----------
Net Loss for Year                                          -                 -                   -            (50,000)      (50,000)
                                                   ---------          --------           ---------         ----------     ----------
Balance - December 31, 2001                        3,377,539            33,775             601,760           (685,535)      (50,000)
                                                   ---------          --------           ---------         ----------     ----------
Stock issued for Acquistion 6/02                      12,000               120                   -                  -           120
Net Loss for Period                                        -                 -                   -                  -             -
                                                   ---------          --------           ---------         ----------     ----------
Balance - September 30, 2001                       3,389,539          $ 33,895           $ 601,760         $ (685,535)    $ (49,880)
                                                   =========          ========           =========         ==========     ==========

See Accountants Review Report

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)





                                                                                             Nine-Months Ended
                                                                                              September 30,
                                                                                          2002               2001
                                                                                          ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -           $(50,000)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -             50,000
                                                                                        -------           --------
Net Cash Used by Operating Activiites                                                         -                  -
                                                                                        -------           --------
Cash Flows Used for Investing Activities

    Machinery purchase                                                                  (50,120)                 -
                                                                                        -------           --------
Net Cash Used for Investing Activities                                                  (50,120)                 -
                                                                                        -------           --------
Cash Flows from Financing Activities:

    Proceeds from issuance of common stock                                                  120                  -
    Proceeds from Notes payable                                                          50,000                  -
                                                                                        -------           --------
Net Cash Provided by Financing Activities                                                50,120                  -
                                                                                        -------           --------
Net Increase (Decrease) in Cash                                                               -                  -
                                                                                        -------           --------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                        -------           --------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                        =======           ========

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine-months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.


Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.

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

Results of Operations for the Quarter Ended September 30, 2002 compared to same period in 2001.
- - ----------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2002 or in 2001. The Company had no loss on operations for the period in 2002 or in 2001.

Results of Operations for Nine Month Period Ended September 30, 2002 compared to same period in 2001.
--------------------------------------------------------------------------------
     The Company had no revenues or operatons in the nine month period ended September 30, 2002 but incurred no expenses for the period in 2002 but incurred $50,000 in compensation to President for reorganizational activities in the period in 2001 . The loss was none in 2002 and ($50,000) in 2001 in the nine month period. The loss per share was nominal in the period in 2002 and nominal in the period in 2001.

     (b) Liquidity and Capital Resources. At September 30, 2002, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

          Exhibit 99.14  Other Consent

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

         July 11, 2002

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: November 19, 2002
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President