Form 10KSB
period 2002-12-31
TONGA CAPITAL CORP
filed 2003-04-04
CIK 813718

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 For the fiscal year ended: December 31, 2002



                         Commission file number 000-31553

                            HOUSTON OPERATING COMPANY
                               -------------------
              Delaware                                     76-0307819
- --------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

11145 W. Rockland Dr., Littleton,         80127
- - -------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number:             (720) 981-0523
                                      -----------------
Securities registered under Section 12(b) of the Exchange Act: None
                                                               -----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes X     No
           ----       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's  revenues for its most recent fiscal year: $0 ---

As of December 31, 2002, 709,324 shares of the Company's Common Stock, were held by non-affiliates. There is a limited trading market for the Company's Common Stock, and the market value of the non affiliate owned shares was $248,264 based on a bid price on December, 31, 2002 of $.35 per share

The number of shares of Common Stock of the registrant outstanding as of December 31, 2002, were 7,795,171

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                        23
     Item 3.   Legal Proceedings                                              23
     Item 4.   Submission of Matters to a Vote of Security Holders            24


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters       24
     Item 6.   Management's Discussion and Analysis or Plan of Operation      25
     Item 7.   Financial Statements                                           27
     Item 8. Changes in and Disagreements With Accountants on Accounting 27 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              27
     Item 10.  Executive Compensation                                         33
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 34
     Item 12.  Certain Relationships and Related Transactions                 35
     Item 13.  Exhibits and Reports on Form 8-K                               37


SIGNATURES                                                                    38

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         ------------------------
GENERAL
- - --------

        The Company was formed in Delaware on August 31, 1989 as a wholly owned subsidiary of Normandy Oil & Gas Company, Inc. Pursuant to a Plan of Reorganization for Cambridge Oil Company ("Cambridge") in Bankruptcy Case No. 88-01859-H5-11 (Chapter 11) in the U.S. District Court, Southern District of Texas, Houston Division, the Bankruptcy Court entered an Order on April 19, 1990 which approved the Plan. Houston Oil Company was specifically formed to effect the transactions of the Plan.

     The aggregate number of authorized shares Houston Operating Company has authority to issue is 60,000,000, of which 50,000,000 shares are common stock having a par value of $.001 per share, 5,000,000 shares are preferred stock having a par value of $.001 per share and 5,000,000 shares are preference stock having a par value of $.001 per share. At August 31, 1989, Houston Operating Company had not engaged in any business operations other than organizational activities after failing at an initial attempt to finance oil and gas operations after emerging as part of a Chapter 11 Bankruptcy Plan. At year end, Houston Operating Company had no assets or liabilities, and no income had been received and no costs had been incurred, except services of President and administrative costs for 2000.

       Under the Plan, Houston issued approximately two million eight hundred thousand shares to shareholders and creditors of the Bankrupt debtor, Cambridge Oil Company. Although the Company was formed under the Plan, the Company could not continue operations without significant capital funding and when such funding was not achieved, the Company operations were suspended. No operations were conducted after 1990 until 1998.

        In 1998 a large shareholder, Richard W. Morrell, of 35 Caroline Corporation (a New York corporation) purchased control of the Company to complete a share exchange with shareholders of 35 Caroline Corporation. The Company business was proposed to be engaging in recovery and return of leased automobiles for auto leasing companies. An SB-2 Registration was filed with the SEC but was abandoned. Due to accounting problems in consolidating the financial statements and difficulties in completing the purchase agreement and share exchange, the Share Exchange was rescinded in 1999, with the result that 35 Caroline Corporation was no longer a subsidiary.

     The Company has no operations and has had no operations in the last two years. 35 Caroline Corporation was intended to be a subsidiary and had operations, but due to the rescission of the share exchange, no operations occurred in Houston Operating Company.

        The Company is an inactive company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. The Company is filing Form 10-SB on a voluntary basis in order to become a 12(g) registered company under the Securities Exchange Act of 1934. As a "reporting company," the Company may be more attractive to a private acquisition target because it may be listed to trade its shares on the OTCBB, and was listed under the symbol HOOC in February, 2001.

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

        The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

        The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of its securities, any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of the Company could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares.

        Depending upon the nature of the transaction, the current officers and directors of the Company may resign management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

        It is anticipated that business opportunities will come to the Company's attention from various sources, including its officer and director, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

        The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Colorado law to enter into such a transaction if:

1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES
- - ------------------------------------------------------

        To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the Company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

        It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

        It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

        The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

5. The extent to which the business opportunity can be advanced;

6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

    In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

       Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

       As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

       It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

        Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

        There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

FORM OF ACQUISITION
- - --------------------

        It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

        It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

         The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

        It  is  anticipated  that  the   investigation   of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

        In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price which could not be achieved by individual shareholders at the time.

INVESTMENT COMPANY ACT AND OTHER REGULATION
- - --------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

        Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

        The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

        Any securities which the Company might acquire in exchange for its common stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

        An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

COMPETITION
- - ------------

        The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than does the Company.

NO RIGHTS OF DISSENTING SHAREHOLDERS
- - -------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Colorado Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Colorado law.

NO TARGET CANDIDATES FOR ACQUISITION
- - -------------------------------------

        None of the Company's Officers, Directors, promoters, affiliates, or associates have had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

ADMINISTRATIVE OFFICES
- - -----------------------

     The Company currently maintains a mailing address at 11145 W. Dr., Littleton, 80127 which is the office address of its President and Director, Jerry Nelson. The Company's telephone number is (720) 981-0523. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

EMPLOYEES
- - ----------

        The Company is an inactive company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the Company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

RISK FACTORS
- - -------------

1. Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

        It is anticipated that Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's officers may consider his own personal pecuniary benefit rather than the best interests of other Company shareholders, and the other Company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of
$1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

       In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities
Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed in August 1989 as a wholly owned subsidiary of Normandy Oil & Gas Company, Inc. Pursuant to a Plan of Reorganization for Cambridge Oil Company in Bankruptcy Case No. 88-01859-H5-11 (Chapter 11) in the U.S. District Court, Southern District of Texas, Houston Division, the Bankruptcy Court entered an Order on April 19, 1990 which approved the Plan. Houston Oil Company was specifically formed to effect the transactions of the Plan. The Company never had any substantial operations because of a lack of capital. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, the Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

6. Possible Business - Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See
Item 1 "Description of Business."

7. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

8. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

9. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

10. Reliance upon Financial Statements. The Company generally will require audited financial statements from companies that it proposes to acquire. Given cases where audited financials are not available, the Company will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities.

         Moreover, the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

         In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

11. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

12. Dependence upon Management; Limited Participation of Management. The Company currently has only one individual is are serving as its sole officer and director on a part time basis. The Company will be heavily dependent upon his skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors.

13. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

14. Indemnification of Officers and Directors. Delaware Revised Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Delaware Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

16. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

17. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

18. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

19. No Foreseeable Dividends. The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

20. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

21. No Public Market Exists. There was at year end no active public market for the Company's common stock, although it was quoted on the OTCBB under the symbol "HOOC" and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.


22. Rule 144 Sales. All of the outstanding shares of common stock held by present officers and directors are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

23. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

24. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale or resale of securities of "blank check" companies to residents so long as they remain without specific business. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

        In the event of a violation of state laws regarding resale of "blank check" shares the Company could be liable for civil and criminal penalties which would be a substantial impairment to the Company. At date of this registration statement, all shareholders' shares bear a "restrictive legend," and the Company will examine each shareholders' resident state laws at the time of any proposed resale of shares now outstanding to attempt to avoid any inadvertent breach of state laws.

Item 2 - DESCRIPTION OF PROPERTY.
         ------------------------

     The Company has no property. The Company does not currently maintain an office or any other facilities. It does currently maintain a mailing address at 11145 W. Rockland Dr., Littleton, CO 80127 which is the address of its President and Director. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

Item 3 - LEGAL PROCEEDINGS
         -----------------

        The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

        No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 4 - Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

        No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters
- - -----------------------------------------------------------------

     (a) The Registrant's common stock is traded in the over-the- counter market under the symbol HOOC (OTC Bulletin Board Symbol) effective in 2001. The table below sets forth the high and low bid prices of the Registrant's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commissions and do not necessarily represent actual sales.
Year Ended December 31, 2002:
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              1.00           .51
          2nd quarter                               .51           .51
          3rd quarter                               .35           .35
          4th quarter                               .35           .35

Year Ended December 31, 2001
                                                   High Bid      Low Bid
                                                   --------      -------
          1st quarter                              No Quotes
          2nd quarter                              1.12           .01
          3rd quarter                              1.25           .50
          4th quarter                              1.00           .50

        The  above  quotations  reflect  inter-dealer  prices,   without  retail
mark-up, mark-down, or commission and may not necessarily represent actual transactions.

        The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR
         PLAN OF OPERATIONS.
         -------------------


RESULTS OF OPERATIONS YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001
- - --------------------------------------------------------------------

     The Company had no revenues in 2002 or 2001. The company had no operating business in the year. The Company incurred $9,226 in general and administration expenses in 2002 as compared to $7,051 in expenses in 2001.

     The net loss in 2002 was ($9,226) as compared to ($7,051) in 2001. The losses in 2002 and 2001 were as a result of miscellaneous expenses. The net loss per share each year was less than ($.01) per share. The expenses was attributable to general and administrative expenses including accounting transfer agent, and Edgar Filing costs.

     For the current fiscal year, the Company anticipates incurring a loss as a result of general and administrative accounting expenses, and expenses associated with reporting under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.


LIQUIDITY AND CAPITAL RESOURCES
- - --------------------------------

     The Company remains in an inactive stage and, since inception, has experienced significant liquidity problems and has no capital resources or stockholder's equity. The Company has $313 current assets in the form of cash and total assets of $313 but has current liabilities totaling $19,298.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether it will incur further operating losses through any business entity which the Company may eventually acquire.

     During the period from August 31, 1989 (inception) through December 31, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Act of 1933, as amended. An attempt was made to merge with 35 Caroline Corp. in 1999, which was rescinded. No revenues were received by the Company during this period. The Company has incurred losses since inception and no revenues. The net cumulative loss is from inception to year ended December 31, 2002 Such losses will continue unless revenues and business can be acquired by the Company. There is no assurance that revenues or profitability will ever be achieved by the Company.


Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

NEED FOR ADDITIONAL FINANCING
- - ------------------------------

        The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM 7 - FINANCIAL STATEMENTS
- - -----------------------------

        The response to this item is submitted as a separate section of this report beginning on page F-1.

ITEM 8 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.
         ----------------------------------------------

     On April 24, 2001 the Company filed an 8K in which a change of Auditors was announced. Ostrich and Oppenhiem CPA's resigned, and Michael Johnson & Co. CPA's became the new auditors.

     Michael Johnson & Company, CPA's of Denver, Colorado were retained in 2001 as auditors for the Company for fiscal year 2000 and thereafter.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) FOR THE EXCHANGE ACT

        The directors and executive officers currently serving the Company are as follows:

Name                     Age                   Position Held              Tenure
- - ----------------------------------------------------------------------------
J.R. Nelson              61                    President, Chairman
                                               and Director               Annual

        The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

        The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

        J.R. NELSON, age 61, was appointed as President, Chairman and a Director of Houston Operating Company as of August 28, 2000. Mr. Nelson received a B.A. Degree in Communications with an English minor and additional courses in Psychology. Until 1983 Mr. Nelson was an officer and director of J.R. Nelson and Associates, Inc., a technical recruiting company with over 250 employees that he co-founded in 1971. After selling his ownership in 1983, he has since been self-employed as a business consultant. Mr. Nelson is an executive officer and director of Azonic Corporation, a blank check company.


        Management will devote minimal time to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

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

        The Company has adopted a resolution and policy whereby no officer, director, or principal shareholder will receive any additional stock or cash compensation for their services to the Company, relating to an acquisition or business combination.

        It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management nor any principal shareholder, of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

        The Company has adopted a policy that its affiliates, principal shareholders, and management shall not be issued further common shares of the Company, as finders fees or other compensation.


PREVIOUS "BLANK CHECK" OFFERINGS
- - ---------------------------------

        Mr. Nelson has never been an executive officer or director of a blank check or "blind pool" company which conducted a public offering. Mr. Nelson has, however, been an executive officer and director of several non-reporting blank check companies (those not required to file reports with the SEC), and his experience is detailed below.


1. WILLOW RUN CORPORATION ("WLLO") - Organized 1995 in Wyoming, Mr. Nelson and other shareholders of WLLO sold shares of WLLO amounting to control of WLLO in a private transaction for an aggregate total of $150,000. Otherwise, no officer, director or shareholder of WLLO, nor their respective affiliates, sold any stock or received any compensation or other payments from WLLO or in connection with any acquisition later made. Mr. Nelson was not an officer and director of WLLO following such stock sale. WLLO subsequently changed its name to Action Sports, Inc., and later to United Sports International, Inc.com, and its common stock is quoted on the OTC Bulletin Board under the symbol WSOX and trades sporadically. WLLO is not at this time a reporting company and has not filed a registration statement with the SEC.

2. DIVERSIFIED CAPITAL, INC. ("DIVE") - Organized 1995 in Wyoming. Effective on July 7, 1998, DIVE acquired ATC Group LLC, a Maryland limited liability company, by merger. In the merger, DIVE issued to the members of ATC Group, LLC a total of 6,200,000 common and 2,066,667 preferred shares. DIVE changed its name to ATC Group, Inc. and then to its current name, TEK DigiTel Corporation, and its common stock is quoted on the OTC Bulletin Board under the symbol TEKI and is actively traded. DIVE is not at this time a reporting company and has not filed a registration statement with the SEC. Mr. Nelson was not an officer or director of DIVE following consummation of the merger. Neither Mr. Nelson nor any other officer, director or shareholder of DIVE, nor their respective affiliates, sold any stock or received any compensation or other payments in connection with the acquisition of ATC Group, LLC.

3. PROPAINT SYSTEMS, INC. ("PROP") - Organized 1995 in Nevada. Effective on June 26, 1998, PROP acquired APC Telecom, Inc., a federally chartered Canadian company, in a stock-for-stock exchange. In the exchange, PROP issued to the shareholders of APC Telecom, Inc. a total of 5,000,000 common and 5,000,000 preferred shares. PROP subsequently changed its name to APC Telecommunications, Inc. and later to its current name, Innofone.com, Incorporated, and its common stock is quoted on the OTC "pink sheets" under the symbol INNF and trades sporadically. PROP is not at this time a reporting company and has not filed a registration statement with the SEC. Mr. Nelson was not an officer or director of PROP following consummation of the exchange. Neither Mr. Nelson nor any other officer, director or shareholder of PROP, nor their respective affiliates, sold any stock or received any compensation or other payments in connection with the acquisition of APC Telecom, Inc.

4. BLAZOON SYSTEMS, INC. ("BLZO") - Organized 1996 in Colorado. Effective on February 26, 1999, BLZO acquired Diverse Capital Corp., a Florida corporation, in a stock-for-stock exchange. In the exchange, BLZO issued to the shareholders of Diverse Capital Corp. a total 1,235,000 common and 625,000 preferred shares. BLZO subsequently reincorporated to the State of Nevada and changed its name to USA Digital, Inc., and its common stock is quoted on the OTC Bulletin Board under the symbol UDIG. BLZO is subject to the reporting requirements of the Securities and Exchange Act of 1934. Mr. Nelson was not an officer or director of BLZO following consummation of the exchange. Neither Mr. Nelson nor any other officer, director or shareholder of BLZO, nor their respective affiliates, sold any stock or received any compensation or other payments in connection with the acquisition made by BLZO.

5. BORAXX TECHNOLOGIES, INCORPORATED ("BORX") - Organized 1996 in Colorado. Mr. Nelson and another shareholder of BORX sold shares of BORX amounting to control of BORX in a private transaction for an aggregate total of $25,000 in cash. Otherwise, no officer, director or shareholder of BORX, nor their respective affiliates, sold any stock or received any compensation or other payments in connection with any acquisition made. Mr. Nelson was an officer and director of BORX for a few weeks following such stock sale and then resigned those offices. BORX subsequently changed its name to QUAD X Sports.com, Inc., and its common stock is quoted on the OTC "pink sheets" under the symbol QXXX and trades sporadically.

INDEMNIFICATION OF OFFICERS AND DIRECTORS
- - ------------------------------------------

     As permitted by Delaware Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

EXCLUSION OF LIABILITY
- - -----------------------

        The Delaware General Corporation Law excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Delaware General Corporation Law, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

CONFLICTS OF INTEREST
- - ----------------------

     The officer and director of the Company will not devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

        Conflicts of Interest - General. Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

        The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the registrant with respect to its most recent fiscal year, and any written representation referred to in paragraph
(b)(2)(i) of this Item.

No person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 of the Exchange Act failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year, except that J.R. Nelson, President and Director made delinquent filings of Forms 4 and 5 on April 3, 2002 and Forms 4/A and 5/A on April 24, 2002 and Forms 4 and 5/A on January 27, 2003. Mr Nelson filed a Form 5 on April 4, 2002.


ITEM 10 - EXECUTIVE COMPENSATION.
         -----------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
                     2002      0     0         0           0              0
J.R. Nelson,         2001      0     0         0           0              0
President,           2000      0     0         $4000*      0              0
Director
================================================================================

*4,000,000 shares were issued @ $.001 share for services rendered as President of the Company.

(1)Resigned in 2001 as Secretary and Director

                             Directors' Compensation
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
- - ----------------------------------------------------------------------------
A. Director              0         0        0            0              0
   J.R. Nelson

        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

        Long Term Incentive Plans - Awards in Last Fiscal Year (None)

        No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction, and the Board has adopted a policy to preclude such payments. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.
         -----------

        The following table sets forth, as of the date of this Registration Statement, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                 NUMBER OF SHARES      OWNERSHIP
SHAREHOLDERS BENEFICIAL OWNERS                                        PERCENTAGE
- - ----------------------------------------------------------------------------
J.R. Nelson                                       7,085,848           90%
President, Chairman and Director
6521 W. Calhoun Place
Littleton, CO  80123

All directors and executive                       7,085,848           90%
officers as a group (1 person)

Each principal shareholder has sole investment power and sole voting power over the shares.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
        ----------------------------------------------

     In the two years prior to the date of this Annual Report, the sole share issuance by the Company was to J.R. Nelson, who was appointed as President and director, a total of 5,000,000 shares of common stock for a total of $1,000 in cash and services valued at $4,000. The shares were subscribed in July 2000 and issued in the fourth quarter of 2000. Certificates evidencing the common stock issued by the Company to this person have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company.

        No officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

        The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad on basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

        There is no current plan in existence, nor will the Company adopt a plan to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. The Board of Directors has adopted a resolution to establish a policy which precludes officers or directors from compensation for services related to seeking business opportunity and completing a merger or acquisition transaction for the Company. Under the Resolution and policy, no cash, stock, bonus, or option compensation or awards will be offered or approved by the Company in conjunction with change of control, or a business combination of any type. There will be no finder's fees of any type, cash, stock, bonus, or options paid to any officer or director or principal shareholders as part of or related to or resulting from an acquisition transaction.

       Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

        There are currently no plans, proposals, arrangements, or understandings with respect to the sale or issuance of additional securities by the Company prior to the location of an acquisition or merger candidate. The Board has adopted a resolution and policy whereby no additional issuances of share will be made until an arrangement or contract has been made with a target company.

ITEM 13 - Exhibits and Reports on Form 8-K
- - ------------------------------------------

(a) No Exhibits are filed with this Annual Report. Certain Exhibits are incorporated by reference to Form 10SB file #000-31553.

(b) Reports on Form 8-K

     None.

Incorporated by Reference to Form 10SB file #000-31553

3.1  Articles of Incorporation *

3.2  Bylaws *

10.2 Disclosure Statement of Cambridge Oil Company, Debtor in Possession, and Normandy Oil and Gas Company, Inc. and its wholly owned subsidiary, Houston Operating Company, Successor to the Debtor Under the Plan *

10.3 Order Confirming Debtor's Plan of Reorganization *

*Previously Filed on Form 10SB, file #000-31553, September 27, 2000.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    HOUSTON OPERATING COMPANY



Date:   April 4, 2003                             /s/J.R. Nelson
                                                    ----------------------------
                                                    J.R. Nelson, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: April 4, 2003                   /s/ J.R. Nelson
                                      ----------------------------------------
                                       J.R. Nelson, President and Sole Director

                               HOUSTON OPERATING, INC.

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                         HOUSTON OPERATING COMPANY, INC.

                              Financial Statements
                     Years Ended December 31, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Houston Operating Company, Inc.
Littleton, Colorado

We have audited the accompanying balance sheets of Houston Operating Company, Inc. as of December 31, 2002 and 2001, and the related statement of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Operating Company, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
March 6, 2003
/s/Michael Johnson & Co., LLC


                           HOUSTON OPERATING COMPANY
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001






                                                                                    2002               2001
                                                                               ---------------    ---------------
ASSETS:
Current Assets:
  Cash                                                                                  $ 313              $ 429
                                                                               ---------------    ---------------
     Total Current Assets                                                                 313                429
                                                                               ---------------    ---------------

TOTAL ASSETS                                                                            $ 313              $ 429
                                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable and accrued expenses                                              $ 13,402            $ 6,292
  Advances from shareholders'                                                           5,896              3,896
                                                                               ---------------    ---------------
    Total Current Liabilities                                                          19,298             10,188
                                                                               ---------------    ---------------


Stockholders' Deficit:
  Common stock, $.001 par value; 50,000,000
    shares authorized; 7,795,171 shares issued
     and outstanding, respectively                                                      7,795              7,795
  Additional paid-in capital                                                           38,350             38,350
  Retained deficit                                                                    (65,130)           (55,904)
                                                                               ---------------    ---------------

Total Stockholders' Deficit                                                           (18,985)            (9,759)
                                                                               ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $ 313              $ 429
                                                                               ===============    ===============



The accompanying notes are an intergral part of these financial statements.


                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                                        2002                 2001
                                                   ---------------     -----------------


REVENUES:                                                     $ -                   $ -


OPERATING EXPENSES:
  General and administrative                                9,226                 7,051
                                                   ---------------     -----------------
Total Operating Expenses                                    9,226                 7,051
                                                   ---------------     -----------------

Net Loss from Operations                                   (9,226)               (7,051)
                                                   ---------------     -----------------

Other Income and expenses:
  Interest income                                               -                     -
  Interest expense                                              -                     -
                                                   ---------------     -----------------
                                                                -                     -
                                                   ---------------     -----------------

Net Loss                                                 $ (9,226)             $ (7,051)
                                                   ===============     =================

Weighted average number of
  shares outstanding                                    7,795,171             7,795,171
                                                   ===============     =================

Basic and diluted net loss per share                     $ (0.001)             $ (0.001)
                                                   ===============     =================

The accompanying notes are an integral part of these financial statements.


                        HOUSTON OPERATING COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                         Additional
                                                               Common Stock                Paid-In         Accumulated
                                                          Shares          Amount           Capital          Deficit          Totals
                                                          ------          ------           -------          -------          ------

Balance -  December 31, 1997                               2,795,171         $ 2,795         $ 28,820        $ (38,874)    $ (7,259)

Net loss for period                                                -               -                -           (1,725)      (1,725)
                                                           ---------         -------         --------        ---------     ---------
Balance - December 31, 1998                                2,795,171           2,795           28,820          (40,599)      (8,984)
                                                           ---------         -------         --------        ---------     ---------
Conversion of loan payable to additional paid-in
 capital                                                           -               -            9,530                -        9,530
Net loss for year                                                  -               -                -           (1,000)      (1,000)
                                                           ---------         -------         --------        ---------     ---------
Balance - December 31, 1999                                2,795,171           2,795           38,350          (41,599)        (454)
                                                           ---------         -------         --------        ---------     ---------
Stock issuance for cash                                    1,000,000           1,000                -                -        1,000
Stock issued for services                                  4,000,000           4,000                -                -        4,000
Net loss for year                                                  -               -                -           (7,254)      (7,254)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2000                                7,795,171           7,795           38,350          (48,853)      (2,708)
                                                           ---------         -------         --------        ----------    ---------
Net loss for year                                                  -               -                -           (7,051)      (7,051)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2001                                7,795,171           7,795           38,350          (55,904)      (9,759)
                                                           ---------         -------         --------        ----------    ---------
Net loss for year                                                  -               -                -           (9,226)      (9,226)
                                                           ---------         -------         --------        ----------    ---------
Balance - December 31, 2002                                7,795,171         $ 7,795         $ 38,350        $ (65,130)   $ (18,985)
                                                           =========         =======         ========        ==========    =========

The accompanying notes are an integral part of these financial statements.



                        HOUSTON OPERATING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                          2002               2001
                                                                    -----------------    --------------

Cash Flows From Operating Activities:
  Net (Loss)                                                                $ (9,226)         $ (7,051)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Stock issued for services                                                        -                 -
   Changes in assets and liabilities:
     Increase in accounts payables                                             7,110             4,939
                                                                    -----------------    --------------
                                                                               7,110             4,939
                                                                    -----------------    --------------
Net Cash Used in Operating Activities                                         (2,116)           (2,112)
                                                                    -----------------    --------------

Cash Flow From Financing Activities:
   Sale of stock                                                                   -                 -
   Advances from shareholders                                                  2,000             2,000
                                                                    -----------------    --------------
Net Cash Provided By Financing Activities                                      2,000             2,000
                                                                    -----------------    --------------

Increase (Decrease) in Cash                                                     (116)             (112)

Cash and Cash Equivalents - Beginning of period                                  429               541
                                                                    -----------------    --------------

Cash and Cash Equivalents - End of period                                      $ 313             $ 429
                                                                    =================    ==============



Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                                  $ -               $ -
                                                                    =================    ==============
                                                                    =================
  Taxes paid                                                                     $ -               $ -
                                                                    =================    ==============

The accompanying notes are an integral part of theses financial statements.

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2002

NOTE 1 - GENERAL

         Nature of Operations

         Houston Operating Company, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 31, 1989. The Company was formed to act as successor to a debtor under a plan of reorganization dated April 21, 1990. Under the terms of the plan, the Company issued approximately 2.8 million shares of common stock.

         The Company's fiscal year end is December 31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Net earning (loss) per share

         The net (loss) per share has been computed by dividing net income
         (loss) by the weighted average number of common shares and equivalents outstanding.

         Income Taxes

         The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

         Other Comprehensive Income

         The Company has no material components of other comprehensive income
         (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

                         HOUSTON OPERATING COMPANY, INC.
                          Notes To Financial Statements
                                December 31, 2002


  NOTE 3 - CAPITAL STOCK TRANSACTIONS:

         Transactions to purchase control of Company

         In July 2000, there was a subscription agreement offering (5) five million shares of common stock of HOC for return for $1,000 by the buyer.

         If Houston Operating Company has not completed a merger (reverse acquisition) on or before June 1, 2001, the Company (HOC) can repurchase the five million shares for $1,000. As of December 31, 2002, the Company did not repurchase the five million shares.


NOTE 4 - INCOME TAXES

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                          $65,130
            Valuation allowance for deferred tax assets               (65,130)
                                                                       -------
         Net deferred tax assets                                      $     -
                                                                      ==========

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $65,130 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2007. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.


NOTE 5 - GOING CONCERN:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's current liabilities exceed current assets by $18,985, and the Company has a retained deficit of $65,130 at December 31, 2002.

         The future success of the Company is likely dependent on its ability to attain additional capital to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The Company plans to pursue the issuance of additional equity securities, and to pursue corporate marketing alliances and collaborative agreements, as required meeting its cash requirements.