Form 10KSB/A
period 2002-12-31
TONGA CAPITAL CORP
filed 2003-05-09
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-KSB/A

                Annual Report Pursuant to Section 13 or 15 (d) of

       the Securities Exchange Act of 1934
                                 [Fee Required]

For the fiscal year ended                    Commission file number
     December 31, 2002                             33-13791-D

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

                                           None
                                     (Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

     As of December 31, 2002, 3,390,039 common shares were outstanding. The aggregate market value of the 3,063,002 common shares of Tonga Capital Corporation held by non-affiliates was none at December 31, 2002.

                  Documents incorporated by reference:

                                     NONE

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         7
     Item 3.   Legal Proceedings                                               7
     Item 4.   Submission of Matters to a Vote of Security Holders             8


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        8
     Item 6.   Management's Discussion and Analysis or Plan of Operation      10
     Item 7.   Financial Statements                                           13
     Item 8. Changes in and Disagreements With Accountants on Accounting 13 and Financial Disclosure


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              14
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 16
     Item 12.  Certain Relationships and Related Transactions                 18
     Item 13.  Exhibits and Reports on Form 8-K                               19
     Item 14. Control and Procedures                                          19

SIGNATURES                                                                    20

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

The Registrant in 1991 acquired approximately ten thoroughbred horses from two limited partnerships. Some of the members of the Covina Investment Group and Board of Directors are also limited partners of the partnerships. As of June 30, 1992, all of the remainder of the Registrant's horses had been transferred to Midwest Grain and Livestock for a 50% interest in Midwest Grain and Livestock (MG&L).

The Registrant closed its business and wrote off all of its interests in Devon Capital and Midwest Grain and Livestock in 1992 and 1993.

  On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent, for $50,000 in the form of a promissory note secured by the assets acquired and 12,000 shares of common stock of the Company.

         The assets consist of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker."

     The Company plans to marketing the Stud Marker through flea markets and trade fairs. The Company will sell through commissioned salespersons on a net
per  sale  basis,  with  salesperson  bearing  their  own  expenses,   including
advertising.

         The financing for the acquisition consists of a $50,000 note due December 31, 2003, bearing no interest. The note provides for payment to the noteholder of $4.00 per unit sold to be credited against note balance. The principal balance of the note may be converted, at the option of the holder, to common stock of the Company at $1.00 per share.

     No sales have been acheived to December 31, 2002.

The Registrant has not been involved, during the year ended December 31, 2002 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2002, the Registrant did not operate in anyg segments. However, the Registrant did not realize any revenues. See financial statements for expenses related to the various operations.

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

The Company was dormant until 2002.

  On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent, for $50,000 in the form of a promissory note secured by the assets acquired and 12,000 shares of common stock of the Company.

         The assets consist of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker."

     The Company plans to immediately commence marketing the Stud Marker units through flea markets and trade fairs. The Company will sell through commissioned salespersons on a net per sale basis, with salesperson bearing their own expenses, including advertising.

         The Company does not plan to hire any employees or conduct any research and development or make any new capital expenditures at this time.

     The financing for the acquisition of "Stud Marker" consists of a $50,000 note due December 31, 2003, bearing no interest. The note provides for payment to the noteholder of $4.00 per unit sold to be credited against note balance. The principal balance of the note may be converted, at the option of the holder, to common stock of the Company at $1.00 per share.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not traded in the over-the-counter market or Pink Sheets in 2002 or 2001.

The Registrant's stock had no quote during 2002 or 2001.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on March 31, 2003 was approximately 348.

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The Plan of Operations for the company is to commence marketing of the " Stud Marker" tape measure. The company budget for 2003 for operations is as follows:

General and Administrative                      $10,000
Advertising                                     $10,000
Product Cost                                    $15,000
Sales Costs                                     $ 7,500
Working capital                                 $10,000
                                                -------
                                                $52,500

The company intends to commence selling units at flea markets, local trade shows, construction expo's and on consignment basis at tool shops.

The company intends to hire one part time sales person on hourly basis to recruit commissioned sales persons to place and sell product to target consumer and industry markets.

The company needs to raise $52,500 in loans or private placement funds to carry out its business plan. It has no committed sources for any of the funds, but intends to commence a private placement in April of 2003.

The company does not intend to make any other capital expenditures in 2003. The company does not intend to do any research and development in the coming year.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001.

The Company had no revenues or operations in years ended December 31, 2002 or 2001. The Company incurred $50,000 expenses for consulting fees to the President in the year ended December 31, 2002 compared to none in 2001. The company had net loss in the year ended December 31, 2002 of ($50,000) compared to no net loss in the year ended December 31, 2001 The profit/loss per share was nominal in 2002 or 2001.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person foradvances or loans


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2002. The Company has no current assets other than inventory for sale, which has not been valued, at December 31, 2002.

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, except for plans for a part time salesperson. It may add full or part time employees of an unknown number in the next twelve months.

         Going concern qualification

     The Company has incurred significant losses from operations for the year ended December 31, 2002, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

       Roger K. Juhnke                  50             President and Director

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

Biographical Information

ROGER K. JUHNKE - Age 50, received an M.A. from Oxford University, Oxford England in 1978 in Theology. He received a B.A. in liberal arts, history, religion in 1975 from Bethel College in Kansas. From 1992 to present he has been president and director of Tonga Capital Corp. From 1990 to present he has been founder and President of Devon Capital USA, Inc. From 1999 to present he has been a development consultant under the name Upstream Associates. From 1982 to 1995 he was founder and President of The Consortium, Inc., a management and marketing firm.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2002.
                --------------------------------------------------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
                     2002    $50,000 0         0           0              0
Roger Juhnke         2001     0      0         0           0              0
President,           2000     0      0         0           0              0
Director
================================================================================

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


(a)(2)          Bonuses and deferred compensation. Not applicable
                -----------------------------------
                                       15

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

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security ownership of Certain Beneficial Owners as of March 31, 2003.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

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

                                         PART IV

ITEM 13      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORK 8-K

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


Item 14. Control and Procedures
         ----------------------

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

                                TONGA CAPITAL CORPORATION

by /s/ Roger K. Juhnke
-----------------------
Roger K. Juhnke, President



         Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacitates on the dates indicated.


Date April 4, 2003                                   /s/ Roger K. Juhnke
                                                      -------------------------
                                                      Roger K. Juhnke, President
                                                      and Sole Director

   CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT



I, Roger Juhnke, certify that:

1. I have  reviewed  this  annual  report on Form  10-KSB of  Tonga Capital Corp

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003


/s/Roger Juhnke
-----------------------
Roger Juhnke President

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Tonga Capital Corporation
Newton, KS  67114


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
February 4, 2003
/s/Michael Johnson & Co., LLC


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  December 31,







                                                                                                2002            2001
                                                                                                ----            ----


ASSETS;

   Current Assets:
      Cash                                                                                       $ -             $ -               -
                                                                                              ----------       ---------
Total Current Assets                                                                               -               -
                                                                                              ----------       ---------
   Fixed Assets:
      Machinery and Patent                                                                      50,125             -
                                                                                              ----------       ---------
TOTAL ASSETS                                                                                  $ 50,125           $ -
                                                                                              ==========       =========
LIABILITIES & STOCKHOLDERS' EQUITY:

   Current Liabilities:

       Accrued Expenses                                                                        $ 50,450        $ 50,000
       Notes Payable                                                                             50,000               -
                                                                                              ----------       ---------
Total Current Liabilities                                                                       100,450          50,000
                                                                                              ----------       ---------
 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                                             33,900          33,775
        authorized, 3,390,039 shares issued and outstanding
        in 2002 and 3,377,539 shares issued and outstading in 2001
    Additional Paid-In Capital                                                                  601,760         601,760
    Accumulated Deficit                                                                        (685,985)       (685,535)
                                                                                              ----------       ---------
Total Stockholders' Equity                                                                      (50,325)        (50,000)
                                                                                              ----------       ---------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                       $ 50,125           $ -
                                                                                              ==========       =========

 The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                        For the Year Ended December 31,



                                                          2002                  2001
                                                     ---------------        --------------

Revenue:
    Sales                                                       $ -                   $ -
                                                     ---------------        --------------

Total Income                                                      -                     -
                                                     ---------------        --------------

Expenses:
     General and Administrative                                 450                50,000
                                                     ---------------        --------------

Total Expenses                                                  450                50,000
                                                     ---------------        --------------

Net Loss                                                     $ (450)            $ (50,000)
                                                     ===============        ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                         3,380,539             3,377,539
                                                     ---------------        --------------

Net Loss per common share                                   *                     *
                                                     ===============        ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                         Stockholders' Equity (Deficit)
                               December 31, 2002


                                                 COMMON STOCKS               Additional                             Total
                                                                              Paid-In            Accumulated     Stockholders'
                                            # of Shares      Amount           Capital           Deficit             Equity
                                            -----------      ------           --------          ------------     ------------


Balance December 31, 1998                    3,377,539       $ 33,775          $ 601,760        $ (635,535)           $ -

Net Loss for Year                                    -              -                  -                 -              -
                                            ----------       --------          ---------        ----------          ---------
Balance - December 31, 1999                 3,377,539          33,775           601,760           (635,535)             -
                                            ----------       --------          ---------        ----------          ---------
Net Loss for Year                                    -              -                  -                 -              -
                                            ----------       --------          ---------        ----------          ---------
Balance -  December 31, 2000                 3,377,539         33,775            601,760          (635,535)             -
                                            ----------       --------          ---------        ----------          ---------
Net Loss for Year                                    -              -                  -           (50,000)           (50,000)
                                            ----------       --------          ---------        ----------          ---------
Balance -  December 31, 2001                 3,377,539         33,775            601,760          (685,535)           (50,000)
                                            ----------       --------          ---------        ----------          ---------
Stock Issued for Acquisition 8/02               12,500            125                  -                 -                125
Net Loss for Year                                    -              -                  -              (450)              (450)
                                            ----------       --------          ---------        -----------         ---------
Balance -  December 31, 2002                 3,390,039       $ 33,900          $ 601,760        $ (685,985)         $ (50,325)
                                            ==========       ========          =========        ===========         =========

The accompanying notes are an integral part of these financial statements


                            TONGA CAPITAL CORPORATIN
                            Statements of Cash Flow
                        For the Year Ended December 31,
                               (Indirect Method)


                                                                                             2002                       2001
                                                                                       ------------------         -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                                     $ (450)                $ (50,000)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accrued expenses                                                         450                    50,000
                                                                                       ------------------         -----------------

Net Cash Used by Operating Activities                                                                  -                         -
                                                                                       ------------------         -----------------

Cash Flows from Investing Activities:
     Acquistion of Fixed Assets                                                                  (50,125)                        -
                                                                                       ------------------         -----------------

Net Cash Used for Investing Activities                                                           (50,125)                        -
                                                                                       ------------------         -----------------

Cash Flows from Financing Activities:
     Issuance of Common Stock                                                                        125                         -
     Proceeds from Notes Payable                                                                  50,000                         -
                                                                                       ------------------         -----------------

Net Cash Provided by Financing Activities                                                         50,125
                                                                                       ------------------         -----------------

Net Increase in Cash & Cash Equivalents                                                                -                         -
                                                                                       ------------------         -----------------

Beginning Cash & Cash Equivalents                                                                      -                         -

Ending Cash & Cash Equivalents                                                                       $ -                       $ -
                                                                                       ==================         =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                   $ -                        $ -
                                                                                       ==================         =================
     Cash paid for Income Taxes                                                               $ -                        $ -
                                                                                       ==================         =================


The accompanying notes are an integral part of these financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2002



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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2002




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

Deferred tax assets
         Net operating loss carryforwards                         $  205,796
         Valuation allowance                                        (205,796)
                                                                  ------------
         Net deferred tax assets                                  $        0
                                                                  ============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $685,985 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company was 500,000,000 shares of common stock at $.0001 par value. In 1993 the Company's Board of Directors authorized a 100 to 1 reverse split of its common stock and changed its par value to $.01. During the fiscal year of December 31, 2002, the Company issued 12,500 shares of common stock for acquisition of the fixed assets.

Note 4 - Segment Information

Tonga Capital Corporation operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's liabilities exceed the assets $50,325. The Company has generated no revenue.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.