Form 10QSB
period 2003-03-31
TONGA CAPITAL CORP
filed 2003-05-22
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2003


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

Yes  X  No

As of March 31, 2003, 3,377,539 shares of common stock were outstanding.

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

                                 MARCH 31, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for March 31, 2003 and the related statement of operations and cash flows for the three-months ended March 31, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
May 20, 2003


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)







                                                                                 March 31,                December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------


Fixed Assets:
    Machinery and Patent                                                                50,125                     50,125
                                                                             ------------------         ------------------

Total Fixed Assets                                                                      50,125                     50,125
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                          $ 50,125                   $ 50,125
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                   $ 50,450                   $ 50,450
   Notes Payable                                                                        50,000                     50,000
                                                                             ------------------         ------------------

Total Current Liabilities                                                              100,450                    100,450
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,390,039 shares issued and outstanding                                  33,900                     33,900
Additional Paid-In Capital                                                             601,760                    601,760
Deficit accumulated during the exploratory stage                                      (685,985)                  (685,985)
                                                                             ------------------         ------------------
Total Stockholders' Deficit                                                            (50,325)                   (50,325)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 50,125                   $ 50,125
                                                                             ==================         ==================
See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)



                                                                   Three-Months Ended
                                                                        March 31,
                                                                2003                2002
                                                                ----                ----

Revenue                                                               $ -                 $ -

Expenses:
   General and Administrative                                           -                   -
                                                                ---------           ---------
Total Expenses                                                          -                   -
                                                                ---------           ---------
Net (Loss)                                                            $ -                 $ -
                                                                =========           =========


Per Share Information:

   Weighted average number of
     common shares outstanding                                  3,390,039           3,377,539
                                                                ---------           ---------
Net Loss per Common Share                                        *                   *
                                                                =========           =========

* Less than $.01

See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2003
                                  (Unaudited)


                                                                                       Additional
                                                           Common Stock                  Paid-In            Accumulated
                                                   # of Shares         Amount            Capital            Deficit          Totals
                                                   -----------         ------            -------            -------          ------

Balance - December 31, 1998                           3,377,539         $ 33,775          $ 601,760         $ (635,535)         $ -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 1999                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2000                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -            (50,000)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2001                           3,377,539           33,775            601,760           (685,535)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Issuance of stock for Asset Acquistion 8/02              12,500              125                  -                  -          125
Net Loss for Year                                             -                -                  -               (450)        (450)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2002                           3,390,039           33,900            601,760           (685,985)     (50,325)
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Period                                           -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - March 31, 2003                              3,390,039         $ 33,900          $ 601,760         $ (685,985)   $ (50,325)
                                                      =========         ========          =========         ==========    ==========

See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)



                                                                                         Three-Months Ended
                                                                                              March 31,
                                                                                       2003               2002
                                                                                       ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -                  -
   Decrease (Increase) in Prepaid Expenses                                                    -                  -
                                                                                     ----------         ----------
Net Cash Used by Operating Activiites                                                         -                  -

Net Increase (Decrease) in Cash                                                               -                  -
                                                                                     ----------         ----------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                     ----------         ----------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                     ==========         ==========


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                     ==========         ==========
      Income Taxes                                                                          $ -                $ -
                                                                                     ==========         ==========

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations for the three-months ended March 31, 2003 and 2002, and cash flows for the three-months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

Note 2 - Going Concern:

The Company's financial statement have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

Results of Operations for the Quarter Ended March 31, 2003 compared to same period in 2002.
- - ----------------------------------------------------------------------------
The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2003 and in 2002. The Company had no loss on operations for the period in 2003 or 2002.

The profit/loss per share was none in the period in 2003 in 2002.

     (b) Liquidity and Capital Resources. At March 31, 2003, the Company had no cash or other liquid assets with which to conduct operations, except inventory held for sale. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.


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

                                                     TONGA CAPITAL, INC.


Date: May 20, 2003
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President

                       CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Roger Juhnke, certify that:

1. I have  reviewed  this  quarterly  report on Form 10-QSB of Tonga Capital
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


/s/ Roger Juhnke
- -----------------------
 Roger Juhnke, CEO and CFO