Form 10QSB
period 2003-06-30
TONGA CAPITAL CORP
filed 2003-09-22
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2003


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

Yes  X  No

As of June 30, 2003, 3,390,039 shares of common stock were outstanding.

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

                                  JUNE 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



Board of Directors
Tonga Capital Corporation
Newton, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation as of June 30, 2003 and the related statement of operations for the three and six months ended June 30, 2003 and 2002 and the related cash flows for the six-months ended June 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 4, 2003



                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)




                                                                                 June 30,                 December 31,
                                                                                   2003                       2002
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------


Fixed Assets:
     Machinery & Patents                                                                33,625                     50,125
                                                                             ------------------         ------------------

Total Fixed Assets                                                                      33,625                     50,125
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                          $ 33,625                   $ 50,125
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                   $ 50,450                   $ 50,450
   Notes Payable                                                                        33,500                     50,000
                                                                             ------------------         ------------------

Total Current Liabilities                                                               83,950                    100,450
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,390,039 shares issued and outstanding                                  33,900                     33,900
Additional Paid-In Capital                                                             601,760                    601,760
Deficit accumulated during the exploratory stage                                      (685,985)                  (685,985)
                                                                             ------------------         ------------------
Total Stockholders' Deficit                                                            (50,325)                   (50,325)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 33,625                   $ 50,125
                                                                             ==================         ==================



See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)



                                                          Three-Months Ended                    Six-Months Ended
                                                                June 30,                             June 30,
                                                         2003              2002               2003              2002
                                                         ----              ----               ----              ----

Revenue                                                       $ -               $ -                $ -               $ -
                                                        ---------         ---------          ---------         ---------
Expenses:
   General and Administrative                                   -                 -                  -                 -
                                                        ---------         ---------          ---------         ---------
Total Expenses                                                  -                 -                  -                 -
                                                        ---------         ---------          ---------         ---------
Net (Loss)                                                    $ -               $ -                $ -               $ -
                                                        =========         =========          =========         =========


Per Share Information:

   Weighted average number of
     common shares outstanding                          3,377,539         3,377,539          3,377,539         3,377,539
                                                        ---------         ---------          ---------         ---------
Net Loss per Common Share                                 *                 *                  *                 *
                                                        =========         =========          =========         =========

* Less than $.01

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                   Statement of Stockholders' Equity (Deficit)
                                 June 30, 2003
                                  (Unaudited)


                                                                                       Additional
                                                            Common Stock                 Paid-In          Accumulated
                                                   # of Shares         Amount            Capital            Deficit         Totals
                                                   -----------         ------            -------            -------         ------

Balance - December 31, 1998                           3,377,539         $ 33,775          $ 601,760         $ (635,535)         $ -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 1999                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2000                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -            (50,000)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2001                           3,377,539           33,775            601,760           (685,535)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Issuance of stock for Asset Acquisition 8/02             12,500              125                  -                  -          125
Net Loss for Year                                             -                -                  -               (450)        (450)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2002                           3,390,039           33,900            601,760           (685,985)     (50,325)
                                                      ---------         --------          ---------         ----------    ---------
Net Loss for Period                                           -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - June 30, 2003                               3,390,039         $ 33,900          $ 601,760         $ (685,985)   $ (50,325)
                                                      =========         ========          =========         ==========    ==========

See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)
                                Six-Months Ended


                                                                                               June 30,
                                                                                       2003               2002
                                                                                       ----               ----

Cash Flows from Operating Activities:
Net Profit/(Loss)                                                                           $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -                  -
   Decrease (Increase) in Prepaid Expenses                                                    -                  -
                                                                                ---------------          ---------
Net Cash Provided by Operating Activites                                                     -                  -

Cash Flows from Investing Activities:
   Proceeds from Sale of Inventory & Machinery                                           16,500                  -
                                                                                ---------------          ---------
Net Cash Provided by Investing Activities                                                16,500                  -
                                                                                ---------------          ---------
Cash Flows from Financing Activities:

   (Decrease) in Notes Payable                                                          (16,500)                 -
                                                                                ---------------          ---------
Net Cash Used for Financing Activities                                                  (16,500)                 -
                                                                                ---------------          ---------
Net Increase (Decrease) in Cash                                                               -                  -
                                                                                ---------------          ---------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                ---------------          ---------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                ===============          =========
Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                ===============          =========
      Income Taxes                                                                          $ -                $ -
                                                                                ===============          =========


See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002, and the related cash flows for the six-months ended June 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

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

Note 3 - Sale of Machinery & Inventory:

On May 20, 2003, the Corporation signed a sale agreement for part of the inventory and part of the machinery for $16,500. It was further agreed that the proceeds from the sale be applied against the promissory note to Vaughn Juhnke as payment on the principal balance.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $33,333. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

During the period, the company sold a piece of unused equipment for $10,000 and disposed of spoiled inventory for $6,000. Funds were used to reduce debt.

Results of Operations for the Quarter Ended June 30, 2003 compared to same period in 2002.
- - ----------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2003 or in 2002. The Company had no loss on operations for the period in 2003 and no loss in 2002.

Results of Operations for Six Month Period Ended June 30, 2003 compared to same period in 2002.
--------------------------------------------------------------------------------
     The Company had no revenues or operations in the six month period ended June 30, 2003 or in 2002. The loss was -0- in 2003 and in 2002 in the six month period. The loss per share was none in the period in 2003 and none in the period in 2002.

     (b) Liquidity and Capital Resources. At June 30, 2003, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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


Going Concern Qualification
---------------------------
At date of audit report for annual period December 31, 2002, the company's auditors issued a report which contained a "going concern" qualification. The company has no plan to overcome this qualification at this time.

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

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------



         (a) Exhibits - Pursuant to Regulation S-K Exhibits

                31.1 - Section 302
                Certification of Roger Juhnke CEO

                32.1 - Section 906
                Certification of Roger Juhnke CEO



         (b) Reports on Form 8-K

         None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: September 2, 2003
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President