Form 10QSB
period 2003-09-30
TONGA CAPITAL CORP
filed 2003-11-06
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2003


                        Commission file number 33-13791-D

                            TONGA CAPITAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

116 N. Citrus Ave.
Covina, California                                           91723
- ------------------                                           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (818) 858-5491
                                              --------------


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of September 30, 2003, 3,390,039 shares of common stock were outstanding.

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

                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT




Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for September 30, 2003 and the related statement of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine-months ended September 30, 2003 and 2002, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated February 4, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
October 24, 2003


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)





                                                                                   September 30,             December 31,
                                                                                       2003                      2002
                                                                                  ----------------         -----------------
ASSETS:

Current assets:

   Cash                                                                                       $ -                       $ -
                                                                                  ----------------         -----------------

Total Current Assets                                                                            -                         -
                                                                                  ----------------         -----------------

Fixed assets:

   Equipment, Parts and Patent                                                             33,625                    50,125
                                                                                  ----------------         -----------------

Total Fixed Assets                                                                         33,625                    50,125
                                                                                  ----------------         -----------------

TOTAL ASSETS                                                                             $ 33,625                  $ 50,125
                                                                                  ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:

   Accrued Expenses                                                                      $ 50,450                  $ 50,450
   Notes Payable                                                                           33,500                    50,000
                                                                                  ----------------         -----------------

Total Current Liabilities                                                                  83,950                   100,450
                                                                                  ----------------         -----------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,390,039 shares issued and outstanding                                     33,900                    33,900
   in 2002 and 2003
Additional Paid-In Capital                                                                601,760                   601,760
Accumulated Deficit                                                                      (685,985)                 (685,985)
                                                                                  ----------------         -----------------
Total Stockholders' Equity (Deficit)                                                      (50,325)                  (50,325)
                                                                                  ----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                                      $ 33,625                  $ 50,125
                                                                                  ================         =================


See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                             Three-Months Ended                   Nine-Months Ended
                                                               September 30,                        September 30,
                                                          2003               2002              2003               2002
                                                          ----               ----              ----               ----

Revenue                                                         $ -                $ -               $ -                $ -

Expenses:
   General and Administrative                                     -                  -                 -                  -
                                                          ---------          ---------         ---------            --------
Total Expenses                                                    -                  -                 -                  -
                                                          ---------          ---------         ---------            --------
Net (Loss)                                                      $ -                $ -               $ -                $ -
                                                          =========          =========         =========            ========


Per Share Information:

   Weighted average number of
     common shares outstanding                            3,390,039          3,377,539         3,390,039          3,377,539
                                                          ---------          ---------         ---------
Net Loss per Common Share                                   *                  *                 *                  *
                                                          =========          =========         =========

* Less than $.01



See Accountants Review Report

                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)


                                                                                            Nine-Months Ended
                                                                                               September 30,
                                                                                         2003               2002
                                                                                         ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -                  -
                                                                                        -------            --------
Net Cash Used by Operating Activiites                                                         -                  -
                                                                                        -------            --------
Cash Flows Used for Investing Activities

    Machinery purchase                                                                   16,500            (50,125)

Net Cash Used for Investing Activities                                                   16,500            (50,125)
                                                                                        -------            --------
Cash Flows from Financing Activities:

    Proceeds from issuance of common stock                                                    -                125
    Decrease in Notes Payable                                                           (16,500)                 -
    Proceeds from Notes payable                                                               -             50,000
                                                                                        --------           --------
Net Cash Provided by Financing Activities                                               (16,500)            50,125
                                                                                        --------           --------
Net Increase (Decrease) in Cash                                                               -                  -
                                                                                        --------           --------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                        --------           --------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                        ========           ========

See Accountants Review Report


                           TONGA CAPITAL CORPROATION
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2003

                                                                                      Additional
                                                 Common Stock                          Paid-In          Accumulated
                                                # of Shares         Amount             Capital            Deficit            Totals
                                                -----------         ------             -------            -------            ------

Balance - December 31, 1998                        3,377,539          $ 33,775           $ 601,760         $ (635,535)         $ -
                                                   ---------          --------           ---------         ----------    -----------
Net Loss for Year                                          -                 -                   -                  -            -
                                                   ---------          --------           ---------         ----------    -----------
Balance - December 31, 1999                        3,377,539            33,775             601,760           (635,535)           -
                                                   ---------          --------           ---------         ----------    -----------
Net Loss for Year                                          -                 -                   -                  -            -
                                                   ---------          --------           ---------         ----------    -----------
Balance - December 31, 2000                        3,377,539            33,775             601,760           (635,535)           -
                                                   ---------          --------           ---------         ----------    -----------
Net Loss for Year                                          -                 -                   -            (50,000)     (50,000)
                                                   ---------          --------           ---------         ----------    -----------
Balance - December 31, 2001                        3,377,539            33,775             601,760           (685,535)     (50,000)
                                                   ---------          --------           ---------         ----------    -----------
Stock issued for Acquistion 6/02                      12,500               125                   -                  -          125
Net Loss for Year                                          -                 -                   -               (450)        (450)
                                                   ---------          --------           ---------         ----------    -----------
Balance - December 31, 2002                        3,390,039            33,900             601,760           (685,985)     (50,325)
                                                   ---------          --------           ---------         ----------    -----------
Net Loss for Period                                        -                 -                   -                  -            -
                                                   ---------          --------           ---------         ----------    -----------
Balance - September 30, 2003                       3,390,039          $ 33,900           $ 601,760         $ (685,985)   $ (50,325)
                                                   =========          ========           =========         ==========    ===========

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine-months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $50,325. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 2003 compared to same period in 2002.
- - - --------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2003 or in 2002. The Company had no loss on operations for the period in 2003 or in 2002.

Results of Operations for Nine Month Period Ended September 30, 2003 compared to same period in 2002.
- ------------------------------------------------------------------------------
     The Company had no revenues or operatons in the nine month period ended September 30, 2003 and incurred no expenses for the period in 2003 but incurred $50,000 in compensation to President for reorganizational activities in the period in 2002 . The loss was none in 2003 and ($50,000) in 2002 in the nine month period. The loss per share was nominal in the period in 2003 and nominal in the period in 2002.

     (b) Liquidity and Capital Resources. At September 30, 2003, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

Item 3. Evaluation of Internal and Disclosure Controls
----------------------------------------------

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

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- - - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - -----------------------------------------

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

                                                     TONGA CAPITAL, INC.


Date: November 7, 2003
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President