Form 10KSB
period 2003-12-31
TONGA CAPITAL CORP
filed 2004-04-13
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-KSB

[X}ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                        Commission file number 000-50619
                        --------------------------------


                         TONGA CAPITAL CORPORATION
                         -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

7609 Ralston Road
Arvada, CO                                                   80004
------------------                                           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (818) 858-5491
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                    which registered n/a
None

               Securities registered pursuant to Section 12(g) of the Act:

                                           None
                                     (Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of December 31, 2003, 3,390,039 common shares were outstanding. The aggregate market value of the 3,054,342 common shares of Tonga Capital Corporation held by non-affiliates was none at December 31, 2003.

                  Documents incorporated by reference:

                                     NONE

                                TABLE OF CONTENTS

PART I                                                                     PAGE

     Item 1.   Description of Business                                         3
     Item 2.   Description of Property                                         7
     Item 3.   Legal Proceedings                                               7
     Item 4.   Submission of Matters to a Vote of Security Holders             8


PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters        8
     Item 6.   Management's Discussion and Analysis or Plan of Operation      10
     Item 7.   Financial Statements                                           13
     Item 8.   Changes in and Disagreements With Accountants on Accounting    13
               and Financial Disclosure
     Item. 8a  Controls and Procedures                                        13


PART III

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              14
     Item 10.  Executive Compensation                                         15
     Item 11.  Security Ownership of Certain Beneficial Owners and Management 16
     Item 12.  Certain Relationships and Related Transactions                 18
     Item 13.  Exhibits and Reports on Form 8-K                               19
     Item 14.  Principal Accountant Fees and Services                         19

SIGNATURES                                                                    20

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

     On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent for "'Stud Marker", for $50,000 in the form of a promissory note secured by the assets acquired and 12,500 shares of common stock of the Company.

     The assets consisted of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker." The inventory was sold in 2003 because it was outdated and non functional due to age. The injection molding equipment was sold in 2003 and the proceeds applied against the note due.

     The company retains the patent for the "Stud Marker" product and plans to seek a joint venture with a marketing company to attempt to market its product.

         The financing for the acquisition consisted of a $50,000 note due December 31, 2003, bearing no interest. The note provided for payment to the noteholder of $4.00 per unit sold to be credited against note balance. The principal balance of the note may be converted, at the option of the holder, to common stock of the Company at $1.00 per share. The note was paid down from sale of equipment in 2003.

     No sales have been achieved to December 31, 2003.

The Registrant has not been involved, during the year ended December 31, 2003 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2003, the Registrant did not operate in any segments. The Registrant did not realize any revenues from operations. See financial statements for expenses related to the various operations.

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

Acquisition of Diamond Concessions. An acquisition of a diamond concession (mineral lease) in Venezuela was made in 1991. These concessions were acquired for stock in the Registrant.

Besides the concession itself known as the Pury II concession, the original owners also turned over their entire equity in an Aruban corporation "Lexicon Investments A.V.V." This corporation had no assets or activities at the time. The Registrant terminated its attempts at business involving the mineral concessions and in 1993 transferred all of its mining concessions to Devon Capital USA, Inc. (Devon) in exchange for 12% of the stock in Devon.

Midwest Grain and Livestock Corporation. The Registrant acquired a fifty percent interest in Midwest Grain and Livestock Corporation (MG&L)in 1991. It terminated attempts at livestock operations in 1993 due to unprofitability.

The Company was dormant until 2002.

     On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent for "Stud Marker", for $50,000 in the form of a promissory note secured by the assets acquired and 12,500 shares of common stock of the Company.

     The assets consist of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, and the patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker."

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

(c) (1) (xiii) The Registrant employs no one. Its president engages part-time in administrative activities as officers of the Registrant.


ITEM 2 PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties.

     The Company's mailing address is 7609 Ralston Road, Arvada, Colorado at which records are kept. This address is provided to the Company on a rent free basis and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this address arrangement will meet the Company's needs for the foreseeable future. No office space is needed.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock was not traded in the over-the-counter market or Pink Sheets in 2003 or 2002.

The Registrant's stock had no quote during 2003 or 2002.

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The Plan of Operations for the company is to seek a joint venture marketing of the " Stud Marker" tape measure. The company budget for 2003 for operations is as follows:

General and Administrative                      $50,000
Advertising                                     $ 2,500
Product Cost                                    $10,000
Sales Costs                                     $20,000
Working capital                                 $20,000
                                                -------
                                                $57,500

The company intends to try to find a joint venture partner to sell product to target consumer and industry markets.

The company needs to raise $57,500 in loans or private placement funds to carry out its business plan. It has no committed sources for any of the funds, but intends to commence a private placement in 2004.

The company does not intend to make any other capital expenditures in 2004. The company does not intend to do any research and development in the coming year.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002.

The Company had no revenues or operations in years ended December 31, 2003 or 2002. The Company incurred $39,850 expenses for audit, accounting and legal fees in the year ended December 31, 2003 compared to $450 in 2002. The company had a net loss in the year ended December 31, 2003 of ($39,850) compared to a net loss in the year ended December 31, 2002 of ($450). The loss per share was nominal in 2003 and 2002. The company sold outdated inventory and equipment for $16,500 during the year 2003, which was paid down on the outstanding note.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital or other liquid assets at year end and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans. Its only source for capital could be sale or licensing of the patent the company holds, loans, or private placements of common stock.


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2003. The Company has no current assets other than inventory for sale, which has not been valued, at December 31, 2003.

Need for Additional Funding
--------------------------

     The Company is unable to carry out any plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business operations whether it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no source.

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

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2003, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In January, 2002, the Company engaged Michael Johnson & Co., Denver, Colorado, as its new principal independent accountant to audit the Company's financial statements for 1999, 2000, 2001 fiscal years. The prior accountant was Douglas Wechsler whose last audit was for fiscal year 1991. No auditors were engaged during the period 1992 to 2003. There has been no disagreement between accountants regarding the application of accounting principles to any specific completed or contemplated transaction, or as to policies as to accounting.

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

ITEM 8a CONTROLS AND PROCEDURES

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

                                         PART III

ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF
             THE REGISTRANT

Set forth below is certain information concerning the directors and executive officers of the Company as of the date of filing this report.

            Name                         Age                      Position
            ----                         ---                      --------

       Roger K. Juhnke                   51             President and Director

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

Biographical Information

ROGER K. JUHNKE - Age 51, received an M.A. from Oxford University, Oxford England in 1978 in Theology. He received a B.A. in liberal arts, history, religion in 1975 from Bethel College in Kansas. From 1992 to present he has been president and director of Tonga Capital Corp. From 1990 to present he has been founder and President of Devon Capital USA, Inc. From 1999 to present he has been a development consultant under the name Upstream Associates. From 1982 to 1995 he was founder and President of The Consortium, Inc., a management and marketing firm.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act was not applicable at year end 2003.

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

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2002.
                --------------------------------------------------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
Roger Juhnke,        2003     0      0         0           0              0
President/           2002    $50,000 0         0           0              0
Director             2001     0      0         0           0              0

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

 Other compensation. Not applicable.
--------------------

 Compensation of Directors. The sole Director does not receive any compensation
-------------------------
in their capacity as director.


 Standard Arrangements. Members of the board of directors receive no
---------------------
remuneration.

 Other arrangements. None.
--------------------

 Termination of employment and change of control arrangement. None.
-------------------------------------------------------------

Audit Committee
---------------

     The Board of Directors does not have an audit committee. The Board acts as the Audit Committee.

     The company has not hired a qualified financial expert. The company does not intend to hire someone in that capacity until operations are significant enough to warrant the hiring of such person.

Code of Ethics: The Company has not adopted a Code of Ethics

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)Security ownership of Certain Beneficial Owners as of March 15, 2004.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
-------------------                     ------                -------
Roger K. Juhnke (1)                     335,697                 9.9%
President & Director

Peter Swanson &
Penelope Swanson                        273,416                 8%
116 W. Citrus Ave.
Corina, CA 91723

Donn W. Hitterbrick                     221,926                 6.5$
family trust
1822 Kiowa Crest Dr.
Diamond Bar, CA 91765

William A. Greenamyer                   307,409                 9.1%
2753 Calleuta Blvd.
Altadena, CA 91001

Dall Christensen                        303,097                 8.9%
15591 Golden Star Ave.
Riverside, CA 92506

S. Mack Brown                           187,884                 5.5%
716 S. Dora St.
Ukiah, CA 95482

All directors and executive             335,697                 9.9%
officers as a group (1 person)

(1) includes 51,610 shares owned by The Consortium, Inc., 1,180 shares in Silven Partners and 60,000 shares owned by Devon capital USA, Inc. of which he is beneficial owner.

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

                                         PART IV

ITEM 13      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORK 8-K

Item 13 - Exhibits and Reports on Form 8-K
-------------------------------------------

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co., LLC, CPAs ("MJC") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining MJC's independence.

         Audit Fees. MJC billed the Company $2,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $1,000 for the 2002 audit and $1,500 for the 2003 Audit.

         There were no "audit related" fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

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


Date April 12, 2004                                   /s/ Roger K. Juhnke
                                                      -------------------------
                                                      Roger K. Juhnke, President
                                                      and Sole Director

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

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


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
April 3, 2004
/s/Michael Johnson & Co., LLC


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  December 31,


                                                                                                2003            2002
                                                                                                ----            ----
                                                                                                2003            2002
                                                                                                ----            ----

ASSETS;

   Current Assets:
      Cash                                                                                       $ -             $ -
                                                                                               --------        --------
Total Current Assets                                                                               -               -
                                                                                               --------        --------
   Fixed Assets:
      Machinery and Patent                                                                       33,625          50,125
                                                                                               --------        --------
TOTAL ASSETS                                                                                   $ 33,625        $ 50,125
                                                                                               ========        ========
LIABILITIES & STOCKHOLDERS' EQUITY:

   Current Liabilities:

       Accrued Expenses                                                                         $ 70,900        $ 50,450
       Notes Payable                                                                              52,900          50,000
                                                                                                --------        --------
Total Current Liabilities                                                                        123,800         100,450
                                                                                                --------        --------
 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                                              33,900          33,900
        authorized, 3,390,039 shares issued and outstanding
        in 2003 and 2002
    Additional Paid-In Capital                                                                   601,760         601,760
    Accumulated Deficit                                                                         (725,835)       (685,985)
                                                                                                --------        --------
Total Stockholders' Equity                                                                       (90,175)        (50,325)
                                                                                                --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                        $ 33,625        $ 50,125
                                                                                                ========        ========



The accompanying notes are an integral part of these financial statements.


                            TONGA CAPITAL CORPORATION
                            Statements of Operations
                        For the Year Ended December 31,


                                                          2003                  2002
                                                     ---------------        --------------

Revenue:
    Sales                                                  $ -                   $ -
                                                     ---------------        --------------

Total Income                                                 -                     -
                                                     ---------------        --------------

Expenses:
     General and Administrative                           39,850                   450
                                                     ---------------        --------------

Total Expenses                                            39,850                   450
                                                     ---------------        --------------

Net Loss                                               $ (39,850)               $ (450)
                                                     ===============        ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                      3,380,539             3,380,539
                                                     ---------------        --------------

Net Loss per common share                                   *                     *
                                                     ===============        ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                         Stockholders' Equity (Deficit)
                               December 31, 2004



                                                 COMMON STOCKS                Additional                             Total
                                                                               Paid-In            Accumulated     Stockholders'
                                          # of Shares        Amount            Capital           Deficit             Equity
                                          -----------        ------            -------           -------             ------


Balance December 31, 1998                   3,377,539        $ 33,775          $ 601,760         $(635,535)           $ -

Net Loss for Year                                    -               -                  -                 -             -
                                            ---------        --------          ----------        ----------           ---------
Balance - December 31, 1999                 3,377,539          33,775            601,760          (635,535)             -
                                            ---------        --------          ----------        ----------           ---------
Net Loss for Year                                    -               -                  -                 -             -
                                            ---------        --------          ----------        ----------           ---------
Balance -  December 31, 2000                 3,377,539          33,775            601,760          (635,535)            -
                                            ---------        --------          ----------        ----------           ---------
Net Loss for Year                                    -               -                  -           (50,000)           (50,000)
                                            ---------        --------          ----------        ----------           ---------
Balance -  December 31, 2001                 3,377,539          33,775            601,760          (685,535)           (50,000)
                                            ---------        --------          ----------        ----------           ---------
Stock Issued for Acquisition 8/02               12,500             125                  -                 -                125
Net Loss for Year                                    -               -                  -              (450)              (450)
                                            ---------        --------          ----------        ----------           ---------
Balance -  December 31, 2002                 3,390,039          33,900            601,760          (685,985)           (50,325)
                                            ---------        --------          ----------        ----------           ---------
Net Loss for Year                                    -               -                  -           (39,850)           (39,850)
                                            ---------        --------          ----------        ----------           ---------
Balance - December 31, 2003                  3,390,039        $ 33,900          $ 601,760         $(725,835)          $(90,175)
                                            =========        ========          ==========        ==========

The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                            Statements of Cash Flow
                        For the Year Ended December 31,


                                                                                             2003                       2002
                                                                                       -----------------          -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                                 $ (39,850)                   $ (450)
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accrued expenses                                                     20,450                        450
                                                                                       -----------------          -----------------

Net Cash Used by Operating Activities                                                          (19,400)                          -
                                                                                       -----------------          -----------------

Cash Flows from Investing Activities:
     Acquisition of Fixed Assets                                                                       -                    (50,125)
                                                                                       -----------------          -----------------

Net Cash Used for Investing Activities                                                                -                    (50,125)
                                                                                       -----------------          -----------------

Cash Flows from Financing Activities:
     Issuance of Common Stock                                                                         -                        125
     Proceeds from Notes Payable                                                                 19,400                     50,000
                                                                                       -----------------          -----------------

Net Cash Provided by Financing Activities                                                        19,400                     50,125
                                                                                       -----------------          -----------------

Net Increase in Cash & Cash Equivalents                                                               -                          -
                                                                                       -----------------          -----------------

Beginning Cash & Cash Equivalents                                                                     -                          -

Ending Cash & Cash Equivalents                                                                      $ -                        $ -
                                                                                       =================          =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ -                        $ -
                                                                                       =================          =================
     Cash paid for Income Taxes                                                                     $ -                        $ -
                                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2003



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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2003



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

Deferred tax assets
         Net operating loss carryforwards                       $  725,835
         Valuation allowance                                      (725,835)
                                                                ------------
         Net deferred tax assets                                $        0
                                                                ============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $705,435 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

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

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's liabilities exceed the assets $90,175. The Company has generated no revenue.

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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2003


Note 6 - Notes Payable:

On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent in exchange for 12,500 shares of stock and a promissory note for $50,000 due December 31, 2003, bearing no interest. The principal balance of the note be converted, at the option of the holder, to common stock of the Company at $1.00 per share.

On October 15, 2003, the Company signed a promissory note with Jarrold Bachmann in the amount of $19,400 for advances to the Company and out of pockets expense. The note shall be due and payable in full in 180 days @ 6% per annum, which shall be convertible to common stock @ $.01 per share, at the holders option.