Form 10QSB
period 2004-03-31
TONGA CAPITAL CORP
filed 2004-05-25
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2004


                        Commission file number 33-13791-D
                                               0-50619

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

Yes  X  No

As of March 31, 2004, 3,390,039 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-KSB.

                             TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s





                            ACCOUNTANTS REVIEW REPORT



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for March 31, 2004 and the related statement of operations and cash flows for the three-months ended March 31, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
May 20, 2004
/s/Michael Johnson & Co., LLC


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)


                                                                                 March 31,                December 31,
                                                                                   2004                       2003
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------


Fixed Assets:
  Patent                                                                                33,625                     33,625
                                                                             ------------------         ------------------

Total Fixed Assets                                                                      33,625                     33,625
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                          $ 33,625                   $ 33,625
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                   $ 70,900                   $ 70,900
   Notes Payable                                                                        52,900                     52,900
                                                                             ------------------         ------------------

Total Current Liabilities                                                              123,800                    123,800
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 3,390,039 shares issued and outstanding                                  33,900                     33,900
Additional Paid-In Capital                                                             601,760                    601,760
Deficit accumulated during the exploratory stage                                      (725,835)                  (725,835)
                                                                             ------------------         ------------------
Total Stockholders' Deficit                                                            (90,175)                   (90,175)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 33,625                   $ 33,625
                                                                             ==================         ==================

See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                                   Three-Months Ended
                                                                       March 31,
                                                                2004                2003
                                                                ----                ----

Revenue                                                               $ -                 $ -

Expenses:
   General and Administrative                                           -                   -
                                                                ----------          ---------
Total Expenses                                                          -                   -
                                                                ----------          ---------
Net (Loss)                                                            $ -                 $ -
                                                                ==========          =========


Per Share Information:

   Weighted average number of
     common shares outstanding                                  3,390,039           3,390,039
                                                                ----------          ----------
Net Loss per Common Share                                        *                   *
                                                                ==========          ==========

* Less than $.01

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)




                                                                                         Three-Months Ended
                                                                                               March 31,
                                                                                       2004               2003
                                                                                       ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -                  -
   Decrease (Increase) in Prepaid Expenses                                                    -                  -
                                                                                        -------         ----------
Net Cash Used by Operating Activiites                                                         -                  -

Net Increase (Decrease) in Cash                                                               -                  -
                                                                                        -------         ----------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                        -------         ----------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                        =======         ==========


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                        =======         ==========
      Income Taxes                                                                          $ -                $ -
                                                                                        =======         ==========

See Accountants Review Report


                            TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)


                                                                                       Additional
                                                     Common Stock                        Paid-In          Accumulated
                                                   # of Shares         Amount            Capital            Deficit          Totals
                                                   -----------         ------            -------            -------          ------

Balance - December 31, 1998                           3,377,539         $ 33,775          $ 601,760         $ (635,535)         $ -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -

Balance - December 31, 1999                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2000                           3,377,539           33,775            601,760           (635,535)           -
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -            (50,000)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2001                           3,377,539           33,775            601,760           (685,535)     (50,000)
                                                      ---------         --------          ---------         ----------    ----------
Issuance of stock for Asset Acquistion 8/02              12,500              125                  -                  -          125
Net Loss for Year                                             -                -                  -               (450)        (450)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2002                           3,390,039           33,900            601,760           (685,985)     (50,325)
                                                      ---------         --------          ---------         ----------    ----------
Net Loss for Year                                             -                -                  -            (39,850)     (39,850)
                                                      ---------         --------          ---------         ----------    ----------
Balance - December 31, 2003                           3,390,039           33,900            601,760           (725,835)     (90,175)
                                                      ---------         --------          ---------         ----------    ----------
Net Profit/Loss for Period                                    -                -                  -                  -            -
                                                      ---------         --------          ---------         ----------    ----------
Balance - March 31, 2004                              3,390,039         $ 33,900          $ 601,760         $ (725,835)   $ (90,175)
                                                      =========         ========          =========         ==========    ==========

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003, and cash flows for the three-months ended March 31, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------


Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Tonga Capital Corporation("Tonga Capital Corporation," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Tonga Capital Corporation's actual results to be materially different from any future results expressed or implied by Tonga Capital Corporation in those statements. Important facts that could prevent Tonga Capital Corporation from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $90,000. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2004 compared to same period in 2003.
- - ----------------------------------------------------------------------------
The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2004 and in 2003. The Company had no loss on operations for the period in 2004 or 2003.

The profit/loss per share was none in the period in 2004 in 2003.

     (b) Liquidity and Capital Resources. At March 31, 2004, the Company had no cash or other liquid assets with which to conduct operations, except inventory held for sale. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of carrying out any business. There is no assurance, however, that without funds it will ultimately allow registrant to carry out any business.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $123,000, all of which is current, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

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

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         8-A12G filed 3/3/2004

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: May 24, 2004
                                                     /s/Roger K. Juhnke
                                                    -------------------------
                                                    Roger K. Juhnke, President