Form 10QSB
period 2004-06-04
TONGA CAPITAL CORP
filed 2004-08-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2004


                        Commission file number 33-13791-D

                            TONGA CAPITAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

6590 E. Lake Pl., Centennial, CO               80111
- -------------------------------              ---------
(Address of principal executive offices)     (Postal Code)


        Registrant's telephone number, including area code (303) 570-6093
                                                           --------------

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

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237

Michael B. Johnson C.P.A.                             Telephone:  (303) 796-0099
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s


                           ACCOUNTANT'S REVIEW REPORT



Board of Directors
Tonga Capital Corporation
Denver, CO


We have reviewed the accompanying balance sheet of Tonga Capital Corporation as of June 30, 2004 and the related statement of operations for the three and six months ended June 30, 2004 and 2003 and the related cash flows for the six-months ended June 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are unaware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States and the standards of PCAOB.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
August 9, 2004

                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)







                                                                                 June 30,                 December 31,
                                                                                   2004                       2003
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------


Fixed Assets:
     Machinery & Patents                                                                     -                     33,625
                                                                             ------------------         ------------------

Total Fixed Assets                                                                           -                     33,625
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                               $ -                   $ 33,625
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                        $ -                   $ 70,900
   Notes Payable                                                                             -                     52,900
                                                                             ------------------         ------------------

Total Current Liabilities                                                                    -                    123,800
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                                243,900                     33,900
Additional Paid-In Capital                                                             766,760                    601,760
Deficit accumulated during the exploratory stage                                    (1,010,660)                  (725,835)
                                                                             ------------------         ------------------
Total Stockholders' Deficit                                                                  -                    (90,175)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                   $ 33,625
                                                                             ==================         ==================




See Accountants Review Report

                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)



                                                           Three-Months Ended                    Six-Months Ended
                                                               June 30,                             June 30,
                                                         2004              2003               2004              2003
                                                         ----              ----               ----              ----

Revenue:                                                      $ -               $ -                $ -               $ -
                                                        ---------         ---------          ---------         ---------
Expenses:
   General and Administrative                             251,200                 -            251,200                 -
                                                        ---------         ---------          ---------         ---------
Total Expenses                                            251,200                 -            251,200                 -
                                                        ---------         ---------          ---------         ---------
Other Income/Loss
   Write-off of Asset                                     (33,625)                -            (33,625)                -
                                                        ---------         ---------          ---------         ---------
Net Profit (Loss)                                       $(284,825)              $ -          $(284,825)              $ -
                                                        =========         =========          =========         =========
Per Share Information:

   Weighted average number of
     common shares outstanding                          3,377,539         3,377,539          3,377,539         3,377,539
                                                        ---------         ---------          ---------         ---------
Net Profit (Loss) per Common Share                        *                 *                  *                 *
                                                        =========         =========          =========         =========

* Less than $.01

See Accountants Review Report




                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                         Six-Months Ended
                                                                                                 June 30,
                                                                                        2004               2003

Cash Flows from Operating Activities:
Net Profit/(Loss)                                                                       $(284,825)               $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                (70,900)           (16,500)
   Decrease (Increase) in Prepaid Expenses                                                (52,900)                 -
                                                                                        ---------            -------
Net Cash Provided by Operating Activiites                                                (408,625)           (16,500)

Cash Flows from Investing Activities:
   Write-off of Asset                                                                      33,625                  -
   Proceeds from Sale of Inventory & Machinery                                                  -             16,500
                                                                                        ---------            -------
Net Cash Provided by Investing Activities                                                  33,625             16,500
                                                                                        ---------            -------
Cash Flows from Financing Activities:
   Sale of stock for cash                                                                 375,000                  -
                                                                                        ---------            -------
Net Cash Used for Financing Activities                                                    375,000                  -
                                                                                        ---------            -------
Net Increase (Decrease) in Cash                                                                 -                  -
                                                                                        ---------            -------
Cash and cash equivalents - Beginning of period                                                 -                  -
                                                                                        ---------            -------
Cash and cash equivalents - End of period                                                     $ -                $ -
                                                                                        =========            =======
Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                                $ -                $ -
                                                                                        =========            =======
      Income Taxes                                                                            $ -                $ -
                                                                                        =========            =======

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)

Additional
                                                     Common Stock                        Paid-In          Accumulated
                                                   # of Shares         Amount            Capital            Deficit           Totals
                                                   -----------         ------            -------            -------           ------

Balance - December 31, 1998                           3,377,539         $ 33,775          $ 601,760         $ (635,535)         $ -
                                                     ----------        ---------          ---------        -----------     ---------
Net Loss for Year                                             -                -                  -                  -            -
                                                     ----------        ---------          ---------        -----------     ---------
Balance - December 31, 1999                           3,377,539           33,775            601,760           (635,535)           -
                                                     ----------        ---------          ---------        -----------     ---------
Net Loss for Year                                             -                -                  -                  -            -
                                                     ----------        ---------          ---------        -----------     ---------
Balance - December 31, 2000                           3,377,539           33,775            601,760           (635,535)           -
                                                     ----------        ---------          ---------        -----------     ---------
Net Loss for Year                                             -                -                  -            (50,000)     (50,000)
                                                     ----------        ---------          ---------        -----------     ---------
Balance - December 31, 2001                           3,377,539           33,775            601,760           (685,535)     (50,000)
                                                     ----------        ---------          ---------        -----------     ---------
Issuance of stock for Asset Acquistion 8/02              12,500              125                  -                  -          125
Net Loss for Year                                             -                -                  -               (450)        (450)
                                                     ----------        ---------          ---------        -----------     ---------
Balance - December 31, 2002                           3,390,039           33,900            601,760           (685,985)     (50,325)
                                                     ----------        ---------          ---------        -----------     ---------
Net Profit for Year                                           -                -                  -            (39,850)     (39,850)
                                                     ----------        ---------          ---------        -----------     ---------
Balance - December 31, 2003                           3,390,039           33,900            601,760           (725,835)     (90,175)
                                                     ----------        ---------          ---------        -----------     ---------
Issuance of stock for cash                           21,000,000          210,000            165,000                  -      375,000
Net Profit for Period                                         -                -                  -           (284,825)    (284,825)
                                                     ----------        ---------          ---------        -----------     ---------
Balance - June 30, 2004                              24,390,039        $ 243,900          $ 766,760        $(1,010,660)         $ -
                                                     ==========        =========          =========        ===========     =========
See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003, and the related cash flows for the six-months ended June 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

Note 3 - Purchase Agreement:

On June 24, 2004 a share purchase agreement was signed by Ultimate Investments Corp. for 21,000,000 shares of stock for a purchase price of $375,000.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------


Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Tonga Capital Corporation ("Tonga Capital Corporation," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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


Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities. The Company will need to either borrow money or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended June 30, 2004 compared to same period in 2003.
----------------------------------------------------------------------------

The Company had no revenue or operations for the period. The Company incurred $251,200 in general and administrative expenses in the period in 2004 and none in 2003 in relation to its becoming traded on the OTCBB and control being purchased by a private placement of stock to acheive capital to pay off debt of $80,000. The company incurred consulting fees, legal and accounting costs of $295,000. Company had a loss on operations for the period of ($251,200) together with a write off of assets of ($33,625) for a net loss of ($284,825) in 2004 and no loss in 2003. The net loss per share was ($.011) based upon 24,390,039 shares issued and outstanding.

Results of Operations for Six Month Period Ended June 30, 2004 compared to same period in 2003.
--------------------------------------------------------------------------------

The Company had no revenue or operations for the period. The Company incurred $251,200 in general and administrative expenses in the period in 2004 and none in 2003 in relation to its becoming traded on the OTCBB and control being purchased by a private placement of stock to acheive capital to pay off debt of $80,000. The company incurred consulting fees, legal and accounting costs of $295,000. Company had a loss on operations for the period of ($251,200) together with a write offf of assets of ($33,625) for a net loss of ($284,825) in 2004 and no loss in 2003. The net loss per share was ($.011) based upon 24,390,039 shares issued and outstanding.


       Liquidity and Capital Resources. At June 30, 2004, the Company had minimal cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, no cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

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

         8-K filed June 25, 2004

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: August 18, 2004
                                                     /s/Jeffrey Ploen
                                                    -------------------------
                                                    Jeffrey Ploen, President