Form 10QSB
period 2004-09-30
TONGA CAPITAL CORP
filed 2004-12-01
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2004


                        Commission file number 33-13791-D

                            TONGA CAPITAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

6590 E. Lake Pl., Centennial, Colorado                         80111
--------------------------------------                         -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (303) 570-6093
                                              --------------


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of September 30, 2004, 24,390,039 shares of common stock were outstanding.

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

                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT




Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for September 30, 2004 and the related statement of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine-months ended September 30, 2004 and 2003, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 3, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Michael Johnson & Co., LLC
November 29, 2004
/s/Michael Johnson & Co., LLC



                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Uanudited)



                                                                                    September 30,             December 31,
                                                                                        2004                      2003
                                                                                   ----------------         -----------------
ASSETS:

Current assets:

   Cash                                                                                        $ -                       $ -
                                                                                   ----------------         -----------------

Total Current Assets                                                                             -                         -
                                                                                   ----------------         -----------------

Fixed assets:

   Machinery and Patent                                                                          -                    33,625
                                                                                   ----------------         -----------------

Total Fixed Assets                                                                               -                    33,625
                                                                                   ----------------         -----------------

TOTAL ASSETS                                                                                   $ -                  $ 33,625
                                                                                   ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:

   Accrued Expenses                                                                            $ -                  $ 70,900
   Notes Payable                                                                                 -                    52,900
                                                                                   ----------------         -----------------

Total Current Liabilities                                                                        -                   123,800
                                                                                   ----------------         -----------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                                    243,900                    33,900
   in 2004 and 3,390,036 outstanding in 2003
Additional Paid-In Capital                                                                 766,760                   601,760
Accumulated Deficit                                                                     (1,010,660)                 (725,835)
                                                                                   ----------------         -----------------
Total Stockholders' Equity (Deficit)                                                             -                   (90,175)
                                                                                   ----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                                            $ -                  $ 33,625
                                                                                   ================         =================

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)


                                                                 Three-Months Ended                    Nine-Months Ended
                                                                   September 30,                         September 30,
                                                               2004               2003              2004               2003
                                                               ----               ----              ----               ----

Revenue:                                                         $ -               $ -                $ -                $ -

Expenses:
   General and Administrative                                      -                 -            251,200                  -
                                                           ---------         ---------          ---------          ---------
Total Expenses                                                     -                 -            251,200                  -
                                                           ---------         ---------          ---------          ---------
Other Income/Losses:
    Write-Off Assets                                               -                              (33,625)
                                                           ---------         ---------          ---------          ---------
Net Profit (Loss)                                                  -                 -            (33,625)                 -
                                                           ---------         ---------          ---------          ---------
Net (Loss)                                                       $ -               $ -          $(284,825)               $ -
                                                           =========         =========          =========          =========


Per Share Information:

   Weighted average number of
     common shares outstanding                             3,390,039         3,390,039          3,390,039          3,390,039
                                                           ---------         ---------          ---------          ---------
Net Loss per Common Share                                    *                  *                 $ (0.08)              *
                                                           =========         =========          =========          =========
* Less than $.01

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2004

                                  (Unaudited)


                                                                                       Additional
                                                         Common Stock                   Paid-In           Accumulated
                                                 # of Shares         Amount             Capital             Deficit           Totals
                                                 -----------         ------             -------             -------           ------


Balance - December 31, 1998                         3,377,539          $ 33,775           $ 601,760          $ (635,535)        $ -
                                                   ----------         ----------          ---------         -----------    ---------
Net Loss for Year                                           -                 -                   -                   -           -
                                                   ----------         ----------          ---------         -----------    ---------
Balance - December 31, 1999                         3,377,539            33,775             601,760            (635,535)          -
                                                   ----------         ----------          ---------         -----------    ---------
Net Loss for Year                                           -                 -                   -                   -           -
                                                   ----------         ----------          ---------         -----------    ---------
Balance - December 31, 2000                         3,377,539            33,775             601,760            (635,535)          -
                                                   ----------         ----------          ---------         -----------    ---------
Net Loss for Year                                           -                 -                   -             (50,000)    (50,000)
                                                   ----------         ----------          ---------         -----------    ---------
Balance - December 31, 2001                         3,377,539            33,775             601,760            (685,535)    (50,000)
                                                   ----------         ----------          ---------         -----------    ---------
Stock issued for Acquisition 6/02                      12,500               125                   -                   -         125
Net Loss for Year                                           -                 -                   -                (450)       (450)
                                                   ----------         ----------          ---------         ------------   ---------
Balance - December 31, 2002                         3,390,039            33,900             601,760            (685,985)    (50,325)
                                                   ----------         ----------          ---------         ------------   ---------
Net Loss for Year                                           -                 -                   -             (39,850)    (39,850)
                                                   ----------         ----------          ---------         -----------    ---------
Balance - December 31, 2003                         3,390,039            33,900             601,760            (725,835)    (90,175)
                                                   ----------         ----------          ---------         -----------    ---------
Issuance of stock for cash                         21,000,000           210,000             165,000                   -     375,000
Net Loss for Period                                         -                 -                   -            (284,825)   (284,825)
                                                   ----------         ----------          ---------         -----------    ---------
Balance - September 30, 2004                       24,390,039         $ 243,900           $ 766,760         $(1,010,660)        $ -
                                                   ==========         ==========          =========         ===========    =========

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)


                                                                                           Nine-Months Ended
                                                                                             September 30,
                                                                                        2004               2003
                                                                                        ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                $(284,825)               $ -
                                                                                        ---------            -------
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                (70,900)           (16,500)
  Decrease ( Increase) in Prepaid Expenses                                                (52,900)                 -
                                                                                        ---------            -------
Net Cash Used by Operating Activities                                                    (408,625)           (16,500)
                                                                                        ---------            -------
Cash Flows Used for Investing Activities
    Write-Off of Assets                                                                    33,625                  -
    Machinery purchase                                                                          -             16,500
                                                                                        ---------            -------
Net Cash Used for Investing Activities                                                     33,625             16,500
                                                                                        ---------            -------
Cash Flows from Financing Activities:

    Proceeds from issuance of common stock                                                375,000                  -
                                                                                        ---------            -------
Net Cash Provided by Financing Activities                                                 375,000                  -
                                                                                        ---------            -------
Net Increase (Decrease) in Cash                                                                 -                  -
                                                                                        ---------            -------
Cash and cash equivalents - Beginning of period                                                 -                  -
                                                                                        ---------            -------
Cash and cash equivalents - End of period                                                     $ -                $ -
                                                                                        =========            =======

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine months ended September 30, 2004 and 2003, and cash flows for the nine-months ended September 30, 2004 and 2003. Interim results are not necessarily indicative of results for a full year.

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

                  (e)      failure to achieve business operations;

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

Results of Operations for the Quarter Ended September 30, 2004 compared to same period in 2003.
- - - --------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2004 or in 2003. The Company had no loss on operations for the period in 2004 or in 2003.

Results of Operations for Nine Month Period Ended September 30, 2004 compared to same period in 2003.
------------------------------------------------------------------------------


     The Company had no revenues or operations in the nine month period ended September 30, 2004 and incurred $251,200 in expenses for the period in 2004 and incurred no expenses in the period in 2003. The loss was ($284,825)after write-off of assets of $33,625 in 2004 and none in 2003 in the nine month period. The loss per share was nominal in the period in 2004 and none in the period in 2003.

     (b) Liquidity and Capital Resources. At September 30, 2004, the Company had no cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business

The Company will need to raise additional funds to conduct any business activities in the next twelve months.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, no debt, no cash, and no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2004 covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 5. Other Information.
- - - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - - -----------------------------------------

         (a) Exhibits - Pursuant to Regulation S-K Exhibits

                31.1 - Section 302
                Certification of Jeffrey Ploen CFO and CEO

                32.1 - Section 906
                Certification of Jeffrey Ploen CFO and CEO


         (b) Reports on Form 8-K

         none

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: December 1, 2004
                                             /s/Jeffrey Ploen
                                            -------------------------
                                           Jeffrey Ploen, President, CEO & CFO