Form 10KSB
period 2004-12-31
TONGA CAPITAL CORP
filed 2005-03-28
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-KSB

[X}ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

                        Commission file number 000-50619
                        --------------------------------


                         TONGA CAPITAL CORPORATION
                         -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

6590 E. Lake Pl., Centennial, Colorado                        80111
-------------------------------------                         -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (303) 570-6093
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
Title of each class                    which registered n/a
None

               Securities registered pursuant to Section 12(g) of the Act:

                                           None
                                     (Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of December 31, 2004, 24,390,039 common shares were outstanding. The aggregate market value of the 3,054,342 common shares of Tonga Capital Corporation held by non-affiliates was $397,064 at December 31, 2004, based on $.13 per share closing price.

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

(a) General Development of Business

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

     The company retains the patent for the "Stud Marker" product but has no plans to market its product, because it is outdated.

     No sales were achieved to December 31, 2004.

The Registrant has not been involved, during the year ended December 31, 2004 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2004, the Registrant did not operate in any segments. The Registrant did not realize any revenues from operations. See financial statements for expenses related to the various operations.

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

Midwest Grain and Livestock Corporation. The Registrant acquired a fifty percent interest in Midwest Grain and Livestock Corporation (MG&L) in 1991. It terminated attempts at livestock operations in 1993 due to unprofitability.

The Company was dormant until 2002.

     On June 6, 2002, the Company acquired certain assets and inventory from a non-affiliate, including a patent for "Stud Marker", for $50,000 in the form of a promissory note secured by the assets acquired and 12,500 shares of common stock of the Company.

     The assets consisted of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, and the patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker." The Company sold the outdated equipment and inventory assets to avoid a foreclosure of the secured note in 2004. While the Company retains the patent, it is deemed impaired and written off.

         The Company does not plan to hire any employees or conduct any research and development or make any new capital expenditures at this time.

     No business was successfully achieved for this product.

     The company is seeking a business opportunity to acquire.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock began trading in the over-the-counter market after several months in the Pink Sheets in 2004 under the symbol TGPC.OB

     The following table sets forth the high and low prices per share of the Companys' common stock for the quarters indicated. THese prices represent inter-dealer prices, without adjustment for retail markup, markdown or commissions, and may not necessarily represent actual transactions.

 2004                   High            Low
 ----                  ----            ---

1st Quarter              0               0
2nd Quarter            .12               0
3rd Quarter           1.01             .12
4th Quarter            .25             .13

The Registrant's stock had no quote during 2003.

(b)(1) The approximate number of record shareholders of the Registrant's common stock on March 31, 2005 was approximately 351.

(b)(2) Not applicable.

(c)(1) The Registrant has paid no dividends with respect to its common stock. There are no contractual restrictions on the Registrant's present or future ability to pay dividends.

(c) (2) Not applicable since the Registrant has not had earnings which indicate an ability to pay cash dividends. The Registrant does not expect to pay dividends in the foreseeable future.

Penny Stock

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

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS


The company  intends to try to find a business to acquire.

The company needs to raise capital in loans or private placement funds to carry out any business plan. It has no committed sources for any of the funds, but intends to commence a private placement in 2004.

The company does not now intend to make any  capital  expenditures in 2005.
The company does not intend to do any research and development in the coming year.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003.

The Company had no revenues or operations in years ended December 31, 2004 or 2003. The Company incurred $252,387 expenses for audit, accounting and legal fees in the year ended December 31, 2004 compared to $39,850 in 2003. The company had a net loss in the year ended December 31, 2004 of ($286,013) including a ($33,625) write down of assets compared to a net loss in the year ended December 31, 2003 of ($39,850). The loss per share was ($.12) in 2004 and nominal in 2003. The company sold outdated inventory and equipment for $16,500 during the year 2004, which settled the outstanding note.

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


     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2004. The Company has no current assets at December 31, 2004.

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

     Going concern qualification: The Company has incurred significant losses from operations for the year ended December 31, 2004, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8a CONTROLS AND PROCEDURES

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report (evaluation date) and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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

       Jeffrey Ploen                   __            President and Director

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

Biographical Information

Jeffrey Ploen was employed as a registered representative with a number of securities firms from 1972 to 1994. Since 1995 he has been President of J. Paul Consulting Corp., an investor relations firm specializing in small cap public companies. He has also been the Finance Director for Navidec Corp. since 2003. Mr. Ploen will devote such time as is necessary to the Company operations.

Compliance with Section 16(a) of the Exchange Act

    Not included in this 10KSB report.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2004.
                --------------------------------------------------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
Jeffrey Ploen        2004     0      0         0           0              0
President/
CEO/CFO
--------------------------------------------------------------------------------
Roger Juhnke         2004     0      0         0           0              0
President &          2003     50,000 0         0           0              0
Director -           2002     0                0           0              0
(Resigned in 2004)
================================================================================

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

Code of Ethics: The Company has not adopted a Code of Ethics

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of Certain Beneficial Owners as of March 15, 2005.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Name and Address                          Shares Beneficially Owned
of Beneficial Owner                     Number                Percent
-------------------                     ------                -------
Jeffrey Ploen (1)
President & Director through
J Paul Consulting                      2,000,000               8.2%
6590 E. Lake Place
Centennial, CO 80111

Ultimate Investments, Inc.            13,280,000              54%
3926 South Magnolia Way
Denver, CO 80237  *

Shortline Equity Group                 2,860,000              12%
3926 South Magnolia Way
Denver, CO 80237 *

Mark Syracuse                          1,430,000              5.8%
4227 E. Earll Dr.
Phoenix, AZ 85018

All directors and executive
officers as a group (1 person)         2,000,000              8.2%

Each principal shareholder has sole investment power and sole voting power over the shares.
 *Beneficially Lance Baller

(c) Changes in Control.
    -------------------

The Registrant knows of no arrangement, the operation of which may, at a subsequent date, result in change in control of the Registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions With Management and others.
    ----------------------------------------

     On June 24, 2004, the Company accepted a subscription for 21,000,000 restricted common shares for $375,000 in a private placement from accredited investors, J. Paul Consulting, Inc. and Ultimate Investment Corp., Shortline Equity Partners and Mark Syracuse jointly. The Company has issued the shares. J. Paul is beneficially owned by Jeff Ploen, President & Director. Ultimate Investment Corp and Shortline Equity are beneficially owned by Lance Baller.

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

         Audit Fees. MJC billed the Company $2,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. MJC billed the Company $1,000 for the 2003 audit and $1,500 for the 2004 Audit.

         There were no "audit related" fees in 2003 or 2004. There were no tax fees or other fees in 2003 or 2004 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2004.

         All audit work was performed by the auditors' full time employees.

                                        SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TONGA CAPITAL CORPORATION

by /s/ Jeffrey Ploen
-----------------------
Jeffrey Ploen, President



         Pursuant to the requirements of the Securities exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacitates on the dates indicated.


Date March 24, 2005                                   /s/ Jeffrey Ploen
                                                      -------------------------
                                                      Jeffrey Ploen, President

                                                      Director:

                                                      _________________________
                                                       Jeffrey Ploen

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

Auditors Report- Michael Johnson & CO                                        F-1

Balance Sheets                                                               F-2

Statements of Operations                                                     F-3

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits "in accordance with standards of the Public Company Accounting Oversight Board (United States)" as outlined in PCAOB Standard No. 1. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles of the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5, conditions exist which raised substantial doubt about the Company's ability to continue as a going concern, unless it is able to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Michael Johnson & Co., LLC
Denver, Colorado
March 2, 2005



                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  December 31,

                                                                                               2004             2003
                                                                                               ----             ----

ASSETS;

   Current Assets:
      Cash                                                                                      $ -              $ -
                                                                                          ----------        --------
Total Current Assets                                                                              -                -
                                                                                          ----------        --------
   Fixed Assets:
      Machinery and Patent                                                                        -           33,625
                                                                                          ----------        --------
TOTAL ASSETS                                                                                    $ -         $ 33,625
                                                                                          ==========        ========
LIABILITIES & STOCKHOLDERS' EQUITY:

   Current Liabilities:

       Accounts Payable & Accrued Expenses                                                   $ 1,187        $ 70,900
       Notes Payable                                                                               -          52,900
                                                                                          ----------        --------
Total Current Liabilities                                                                      1,187         123,800
                                                                                          ----------        --------
 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                                         243,900          33,900
        authorized, 24,390,039 shares issued and outstanding in 2004
        3,390,039 shares issued and outstanding in 2003
    Additional Paid-In Capital                                                               766,760         601,760
    Accumulated Deficit                                                                   (1,011,847)       (725,835)
                                                                                          ----------        --------
Total Stockholders' Equity                                                                    (1,187)        (90,175)
                                                                                          ----------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                        $ -         $ 33,625
                                                                                          ==========        ========

The accompanying notes are an integral part of these financial statements.



                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                        For the Year Ended December 31,




                                                          2004                  2003
                                                     ---------------        --------------

Revenue:
    Sales                                                       $ -                   $ -
                                                     ---------------        --------------

Total Income                                                      -                     -
                                                     ---------------        --------------

Expenses:
     General and Administrative                             252,387                39,850
                                                     ---------------        --------------

Total Expenses                                              252,387                39,850
                                                     ---------------        --------------

Other Income/Expense
     Write-Off of Assets                                    (33,625)                    -
                                                     ---------------        --------------

Total Other Income/Expense                                  (33,625)                    -
                                                     ---------------        --------------

Net Loss                                                  $(286,012)            $ (39,850)
                                                     ===============        ==============

Per Share Information:

     Weighted average number
     of common shares outstanding                         2,439,039             3,380,539
                                                     ---------------        --------------

Net Loss per common share                                   $ (0.12)              $ (0.01)
                                                     ===============        ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements.



                           TONGA CAPITAL CORPORATION
                         Stockholders' Equity (Deficit)
                               December 31, 2004


                                                 COMMON STOCKS               Additional                              Total
                                                                              Paid-In          Accumulated        Stockholders'
                                          # of Shares        Amount           Capital            Deficit             Equity
                                          -----------        ------           -------            -------             -------


Balance December 31, 1998                    3,377,539         $33,775         $ 601,760         $ (635,535)               $ -

Net Loss for Year                                    -               -                 -                  -                  -
                                             ---------          ------          -------            --------            -------
Balance - December 31, 1999                  3,377,539          33,775          601,760            (635,535)                 -
                                             ---------          ------          -------            --------            -------

Net Loss for Year                                    -               -                 -                  -                  -
                                             ---------          ------           -------           --------            -------
Balance -  December 31, 2000                 3,377,539          33,775           601,760           (635,535)                 -
                                             ---------          ------           -------           --------            -------

Net Loss for Year                                    -               -                 -            (50,000)           (50,000)
                                             ---------          ------           -------           ---------           -------
Balance -  December 31, 2001                 3,377,539          33,775           601,760           (685,535)           (50,000)
                                             ---------          ------           -------           ---------           --------

Stock Issued for Acquisition 8/02               12,500             125                 -                  -                125
Net Loss for Year                                    -               -                 -               (450)              (450)
                                             ---------          ------           -------           --------            -------
Balance -  December 31, 2002                 3,390,039          33,900           601,760           (685,985)           (50,325)
                                             ---------          ------           -------           --------            -------

Net Loss for Year                                    -               -                 -            (39,850)           (39,850)
                                             ---------          ------           -------           ---------           --------
Balance - December 31, 2003                  3,390,039          33,900           601,760           (725,835)           (90,175)
                                             ---------          ------           -------           ---------           --------

Issuance of stock for cash                  21,000,000         210,000           165,000                  -            375,000
Net Loss for Year                                    -               -                 -           (286,012)          (286,012)
                                            ----------        --------         ---------        -----------           --------
Balance - December 31, 2004                 24,390,039        $243,900         $ 766,760        $(1,011,847)          $ (1,187)
                                            ==========        ========         =========        ===========           ========

The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                            Statements of Cash Flow
                        For the Year Ended December 31,

                               (Indirect Method)

                                                                                             2004                      2003
                                                                                       -----------------          -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                                $ (286,012)                 $ (39,850)
     Write-off of Assets                                                                         33,625                          -
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accrued expenses                                                    (69,713)                    20,450
                                                                                       -----------------          -----------------

Net Cash Used by Operating Activities                                                          (322,100)                   (19,400)
                                                                                       -----------------          -----------------

Cash Flows from Investing Activities:
     Acquisition of Fixed Assets                                                                      -                          -
                                                                                       -----------------          -----------------

Net Cash Used for Investing Activities                                                                -                          -
                                                                                       -----------------          -----------------

Cash Flows from Financing Activities:
     Issuance of Common Stock                                                                   375,000                          -
     Payments to Notes Payable                                                                  (52,900)                         -
     Proceeds from Notes Payable                                                                      -                     19,400
                                                                                       -----------------          -----------------

Net Cash Provided by Financing Activities                                                       322,100                     19,400
                                                                                       -----------------          -----------------

Net Increase in Cash & Cash Equivalents                                                               -                          -
                                                                                       -----------------          -----------------

Beginning Cash & Cash Equivalents                                                                     -                          -

Ending Cash & Cash Equivalents                                                                      $ -                        $ -
                                                                                       =================          =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                         $ -                        $ -
                                                                                       =================          =================
     Cash paid for Income Taxes                                                                     $ -                        $ -
                                                                                       =================          =================

The accompanying notes are an integral part of these financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2004



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
-------------

The Company was incorporated on January 29, 1987, in the state of Colorado. The Company was organized to operate any type of lawful business as the officers and directors of the Registrant could, in their absolute discretion, determine. The Company's fiscal year end is December 31.

Basis of Accounting:
--------------------

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Use of Estimates:
-----------------

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

Net Loss Per Share:
-------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Other Comprehensive Income:
---------------------------

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2004



Note 2 - Federal Income Taxes:
         --------------------

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

Deferred tax assets
         Net operating loss carryforwards                          $  1,011,847
         Valuation allowance                                         (1,011,847)
                                                                  --------------
         Net deferred tax assets                                   $          0
                                                                  ==============

At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,011,847 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:
         --------------------------

The authorized capital stock of the Company was 500,000,000 shares of common stock at $.0001 par value. In 1993 the Company's Board of Directors authorized a 100 to 1 reverse split of its common stock and changed its par value to $.01. During the fiscal year of December 31, 2004, the Company issued 210,000,000 shares of common stock for cash.

Note 4 - Segment Information
         -------------------

Tonga Capital Corporation operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern
         -------------

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's liabilities exceed the assets by $1,187. The Company has generated no revenue.

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