Form 10QSB
period 2005-03-31
TONGA CAPITAL CORP
filed 2005-05-20
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2005


                        Commission file number 33-13791-D
                                               0-50619

                            TONGA CAPITAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                             84-1069035
         --------                             ----------
(State   or other jurisdiction of           (I.R.S. Employer
incorporation or organization)               Identification No.)

6590 E. Lake Pl., Centennial, Colorado                        80111
------------------                                           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
  including area code                         (303) 570-6093
                                              --------------


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

As of March 31, 2005, 3,390,039 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2005 (unaudited) and December 31,, 2004........................ F-2

         Statements of Operations for the Three Months ended March 31, 2005...................... F-3

         Statements of Stockholders Equity (Deficit) March 31, 2005 (unaudited).................. F-4

         Statements of Cash Flows for the Three Months ended March 31, 2005 ..................... F-5

         Notes to Condensed Consolidated Financial Statements (Unaudited)........................ F-6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations... 4

Item 3   Controls and Procedures................................................................. 7

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................... 8

Item 2.  Changes in Securities................................................................... 8

Item 3.  Defaults upon Senior Securities......................................................... 8

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 9

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT



Board of Directors
Tonga Capital Corporation
McPherson, KS


We have reviewed the accompanying balance sheet of Tonga Capital Corporation for March 31, 2005 and the related statement of operations and cash flows for the three-months ended March 31, 2003 and 2004, included in the accompanying Securities and Exchange Commission Form 10QSB for the period ended March 31, 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 2, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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


Michael Johnson & Co., LLC
May 20, 2005

/s/Michael Johnson & Co., LLC


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  (Unaudited)



                                                                                 March 31,                December 31,
                                                                                   2005                       2004
                                                                             ------------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                    $ -                        $ -
                                                                             ------------------         ------------------

Total Current Assets                                                                         -                          -
                                                                             ------------------         ------------------

TOTAL ASSETS                                                                               $ -                        $ -
                                                                             ==================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accounts Payable & Accrued Expenses                                                 $ 1,187                    $ 1,187
                                                                             ------------------         ------------------

Total Current Liabilities                                                                1,187                      1,187
                                                                             ------------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                                243,900                    243,900
Additional Paid-In Capital                                                             766,760                    766,760
Deficit accumulated during the exploratory stage                                    (1,011,847)                (1,011,847)
                                                                             ------------------         ------------------
Total Stockholders' Deficit                                                             (1,187)                    (1,187)
                                                                             ------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ -                        $ -
                                                                             ==================         ==================

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)

                                                                       Three-Months Ended
                                                                            March 31,
                                                                    2005                2004
                                                                    ----                ----

Revenue                                                               $ -                 $ -

Expenses:
   General and Administrative                                           -                   -
                                                               ----------           ---------
Total Expenses                                                          -                   -
                                                               ----------           ---------
Net (Loss)                                                            $ -                 $ -
                                                               ==========           =========


Per Share Information:

   Weighted average number of
     common shares outstanding                                 24,390,039           3,390,039
                                                               ----------           ---------
Net Loss per Common Share                                        *                   *
                                                               ==========           =========

* Less than $.01

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                                 March 31, 2005

                                  (Unaudited)

                                                                                      Additional
                                                    Common Stock                         Paid-In           Accumulated
                                                   # of Shares         Amount            Capital           Deficit            Totals
                                                   -----------         ------            -------           -------            ------

Balance - December 31, 1998                           3,377,539         $ 33,775          $ 601,760        $ (635,535)          $ -
                                                     ----------        ---------          ---------       -----------      ---------
Net Loss for Year                                             -                -                  -                 -             -
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 1999                           3,377,539           33,775            601,760          (635,535)            -
                                                     ----------        ---------          ---------       -----------      ---------
Net Loss for Year                                             -                -                  -                 -             -
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 2000                           3,377,539           33,775            601,760          (635,535)            -
                                                     ----------        ---------          ---------       -----------      ---------
Net Loss for Year                                             -                -                  -           (50,000)      (50,000)
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 2001                           3,377,539           33,775            601,760          (685,535)      (50,000)
                                                     ----------        ---------          ---------       -----------      ---------
Issuance of stock for Asset Acquistion 8/02              12,500              125                  -                 -           125
Net Loss for Year                                             -                -                  -              (450)         (450)
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 2002                           3,390,039           33,900            601,760          (685,985)      (50,325)
                                                     ----------        ---------          ---------       -----------      ---------
Net Loss for Year                                             -                -                  -           (39,850)      (39,850)
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 2003                           3,390,039           33,900            601,760          (725,835)      (90,175)
                                                     ----------        ---------          ---------       -----------      ---------
Issuance of stock for cash                           21,000,000          210,000            165,000                 -       375,000
Net Loss for Year                                             -                -                  -          (286,012)     (286,012)
                                                     ----------        ---------          ---------       -----------      ---------
Balance - December 31, 2004                          24,390,039          243,900            766,760        (1,011,847)       (1,187)
                                                     ----------        ---------          ---------       -----------      ---------
Net Loss for Period                                           -                -                  -                 -             -
                                                     ----------        ---------          ---------       -----------      ---------
Balance - March 31, 2005                             24,390,039        $ 243,900          $ 766,760       $(1,011,847)     $ (1,187)
                                                     ==========        =========          =========       ===========      =========

See Accountants Review Report



                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows
                                  (Unaudited)

                                                                                            Three-Months Ended
                                                                                                 March 31,
                                                                                          2005               2004
                                                                                          ----               ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -                  -
   Decrease (Increase) in Prepaid Expenses                                                    -                  -
                                                                                            -----              -----
Net Cash Used by Operating Activiites                                                         -                  -

Net Increase (Decrease) in Cash                                                               -                  -
                                                                                            -----              -----
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                            -----              -----
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                            =====              =====


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                            =====              =====
      Income Taxes                                                                          $ -                $ -
                                                                                            =====              =====

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2005 and the results of operations for the three-months ended March 31, 2005 and 2004, and cash flows for the three-months ended March 31, 2005 and 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2004.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2005 and any Current Reports on Form 8-K filed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $1,187. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2005 compared to same period in 2004.
- - ----------------------------------------------------------------------------
The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2005 and in 2004. The Company had no loss on operations for the period in 2005 or 2004.

The profit/loss per share was none in the period in 2005 in 2004.

     (b) Liquidity and Capital Resources. At March 31, 2005, the Company had no cash or other liquid assets with which to conduct operations, except inventory held for sale. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt of $1,187, all of which is current, no cash, nominal other assets, and no capital commitments.

     Management hopes to develop a business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.    CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

         There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         (b) Reports on Form 8-K - None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: May 19, 2005
                                                     /s/Jeffrey Ploen
                                                    -------------------------
                                                    Jeffrey Ploen, President