Form 10QSB
period 2005-06-30
TONGA CAPITAL CORP
filed 2005-08-25
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2005


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

Yes  X  No

As of June 30, 2004, 3,390,039 shares of common stock were outstanding.

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

                              TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                         SIX-MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)

                               JASPERS + HALL, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                        9175 E. Kenyon Avenue, Suite 100
                                Denver, CO 80237
                                  303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tonga Capital Corporation
Denver, CO


We have reviewed the accompanying consolidated balance sheet of Tonga Capital Corporation as of June 30, 2005, and the related consolidated statement of operations for the three-month and six-month period ended June 30, 2005, stockholders' equity and cash flows for the six-months ended June30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States), per Standard No. 1 of the PCAOB standards. The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operation. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 30, 2005 were audited by other accountants, whose report dated May 6, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2005 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, CO
August 23, 2005
/s/Jaspers + Hall, PC


                                 TONGA CAPITAL
                                 Balance Sheets
                                  (Unaudited)






                                                                                June 30,                December 31,
                                                                                  2005                      2004
                                                                            -----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                  $ -                        $ -
                                                                            -----------------         ------------------

Total Current Assets                                                                       -                          -
                                                                            -----------------         ------------------

TOTAL ASSETS                                                                             $ -                        $ -
                                                                            =================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

   Accrued Expenses                                                                  $ 1,187                    $ 1,187
                                                                            -----------------         ------------------

Total Current Liabilities                                                              1,187                      1,187
                                                                            -----------------         ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                              243,900                    243,900
Additional Paid-In Capital                                                           766,760                    766,760
Deficit accumulated during the exploratory stage                                  (1,011,847)                (1,011,847)
                                                                            -----------------         ------------------
Total Stockholders' Deficit                                                           (1,187)                    (1,187)
                                                                            -----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ -                        $ -
                                                                            =================         ==================

See Accountants Review Report


                                                                   Three-Months Ended                        Six-Months Ended
                                                                       June 30,                                  June 30,
                                                                2005                2004                  2005                2004
                                                                ----                ----                  ----                ----

Revenue:                                                         $ -                 $ -                   $ -                 $ -
                                                          ----------           ---------            ----------           -----------
Expenses:
   General and Administrative                                      -             251,200                     -             251,200
                                                          ----------           ---------            ----------           -----------
Total Expenses                                                     -             251,200                     -             251,200
                                                          ----------           ---------            ----------           -----------
Other Income/Loss
   Write-off of Asset                                              -             (33,625)                    -             (33,625)
                                                          ----------           ---------            ----------           -----------
Net Profit (Loss)                                                $ -           $(284,825)                  $ -           $(284,825)
                                                          ==========           =========            ==========           ===========
Per Share Information:

   Weighted average number of
     common shares outstanding                            24,390,039           3,390,039            24,390,039           3,390,039
                                                          ----------           ---------            ----------           -----------
Net Profit (Loss) per Common Share                              *                $ (0.07)                 *                $ (0.07)
                                                          ==========           =========            ==========           ===========

* Less than $.01

See Accountants Review Report


                           TONGA CAPITAL CORPORATION
                   Statement of Stockholders' Equity (Deficit)
                                 June 30, 2005

                                  (Unaudited)


                                                                                            Additional
                                                            Common Stock                     Paid-In            Accumulated
                                                   # of Shares           Amount              Capital              Deficit     Totals
                                                   -----------           ------              -------              -------     ------

Balance - December 31, 1998                       3,377,539           $ 33,775            $ 601,760           $ (635,535)       $ -
                                                 ----------          ---------            ---------          -----------   ---------
Net Loss for Year                                         -                  -                    -                    -          -
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 1999                       3,377,539             33,775              601,760             (635,535)         -
                                                 ----------          ---------            ---------          -----------   ---------
Net Loss for Year                                         -                  -                    -                    -          -
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 2000                       3,377,539             33,775              601,760             (635,535)         -
                                                 ----------          ---------            ---------          -----------   ---------
Net Loss for Year                                         -                  -                    -              (50,000)   (50,000)
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 2001                       3,377,539             33,775              601,760             (685,535)   (50,000)
                                                 ----------          ---------            ---------          -----------   ---------
Issuance of stock for Asset Acquisition 8/02         12,500                125                    -                    -        125
Net Loss for Year                                         -                  -                    -                 (450)      (450)
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 2002                       3,390,039             33,900              601,760             (685,985)   (50,325)
                                                 ----------          ---------            ---------          -----------   ---------
Net Profit for Year                                       -                  -                    -              (39,850)   (39,850)
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 2003                       3,390,039             33,900              601,760             (725,835)   (90,175)
                                                 ----------          ---------            ---------          -----------   ---------
Issuance of stock for cash                       21,000,000            210,000              165,000                    -    375,000
Net Loss for Year                                         -                  -                    -             (286,012)  (286,012)
                                                 ----------          ---------            ---------          -----------   ---------
Balance - December 31, 2004                      24,390,039            243,900              766,760           (1,011,847)    (1,187)
                                                 ----------          ---------            ---------          -----------   ---------
Net Loss for Period                                       -                  -                    -                    -          -
                                                 ----------          ---------            ---------          -----------   ---------
Balance - June 30, 2005                          24,390,039          $ 243,900            $ 766,760          $(1,011,847)  $ (1,187)
                                                 ==========          =========            =========          ===========   =========

See Accountants Review Report

                                                                                               Six-Months Ended
                                                                                                  June 30,
                                                                                           2005                2004
                                                                                           ----                ----

Cash Flows from Operating Activities:
Net Profit/(Loss)                                                                           $ -          $(284,825)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -            (70,900)
   Decrease (Increase) in Prepaid Expenses                                                    -            (52,900)
                                                                                           ----          ---------
Net Cash Provided by Operating Activities                                                      -           (408,625)

Cash Flows from Investing Activities:
   Write-off of Asset                                                                         -             33,625
   Proceeds from Sale of Inventory & Machinery                                                -                  -
                                                                                           ----          ---------
Net Cash Provided by Investing Activities                                                     -             33,625
                                                                                           ----          ---------
Cash Flows from Financing Activities:
   Sale of stock for cash                                                                     -            375,000
                                                                                           ----          ---------
Net Cash Used for Financing Activities                                                        -            375,000
                                                                                           ----          ---------
Net Increase (Decrease) in Cash                                                               -                  -
                                                                                           ----          ---------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                           ----          ---------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                           ====          =========
Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                           ====          =========
      Income Taxes                                                                          $ -                $ -
                                                                                           ====          =========

See Accountants Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                  June 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2005 and the results of operations for the three and six months ended June 30, 2005, stockholders' equity and the related cash flows for the six-months ended June 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations for the Quarter Ended June 30, 2005 compared to same period in 2004.
----------------------------------------------------------------------------

The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2005 and $251,200 in 2004 in relation to its becoming traded on the OTCBB and control being purchased by a private placement of stock to achieve capital to pay off debt of $80,000. The company incurred no costs in the quarter in 2005 $295,000.The Company had no profit (loss) in the quarter in 2005 compared to a loss on operations for the period in 2004 of ($251,200) together with a write off of assets of ($33,625) for a net loss of ($284,825) in 2004. The net loss per share was none in the quarter in 2005 compared to ($.011) in the quarter in 2004.

Results of Operations for Six Month Period Ended June 30, 2005 compared to same period in 2004.
--------------------------------------------------------------------------------

The Company had no revenue or operations for the period. The Company incurred no expenses in the period in 2005 and $251,200 in general and administrative expenses in the period in 2004. In the period in 2004 the company incurred consulting fees, legal and accounting costs of $295,000. The company had no loss on operations for the period in 2005 and a loss of ($251,200) together with a write off of assets of ($33,625) for a net loss of ($284,825) in 2004. The net loss per share was none in the period in 2005 and ($.011) per share in 2004.


Liquidity  and Capital  Resources.
----------------------------------

At June 30, 2005, the Company had no cash or other assets with which to conduct operations. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period, June 30, 2005, covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

         8K - Change of Auditor - August 9, 2005

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: August 24, 2005
                                                     /s/Jeffrey Ploen
                                                    -------------------------
                                                    Jeffrey Ploen, President