Form 10QSB
period 2005-09-30
TONGA CAPITAL CORP
filed 2005-11-21
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2005


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

Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [__]


As of September 30, 2005, 24,390,039 shares of common stock were outstanding.

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

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS

                      NINE-MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tonga Capital Corporation
Denver, CO


We have reviewed the accompanying consolidated balance sheet of Tonga Capital Corporation as of September 30, 2005, and the related consolidated statement of operations for the three-month and nine-month periods ended September 30, 2005, stockholders' equity and cash flows for the nine-months ended September 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). The review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

The financial statements for the year ended December 31, 2004 were audited by other accountants, whose report dated March 2, 2005, expressed an unqualified opinion on those statements. They have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2005 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Jaspers + Hall, PC
Denver, CO
November 17, 2005
/s/Jaspers + Hall, PC



                           TONGA CAPITAL CORPORATION
                                 Balance Sheets





                                                                                       Unaudited
                                                                                     September 30,             December 31,
                                                                                         2005                      2004
                                                                                    ----------------         ------------------

ASSETS:

Current assets:

   Cash                                                                                         $ -                        $ -
                                                                                    ----------------         ------------------

Total Current Assets                                                                              -                          -
                                                                                    ----------------         ------------------

TOTAL ASSETS                                                                                    $ -                        $ -
                                                                                    ================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:

   Accrued Expenses                                                                         $ 1,187                    $ 1,187

Total Current Liabilities                                                                     1,187                      1,187
                                                                                    ----------------         ------------------

Stockholders' Equity (Deficit):
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                                     243,900                    243,900
   in 2004 and 2005
Additional Paid-In Capital                                                                  766,760                    766,760
Accumulated Deficit                                                                      (1,011,847)                (1,011,847)
                                                                                    ----------------         ------------------
Total Stockholders' Equity (Deficit)                                                         (1,187)                    (1,187)
                                                                                    ----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                            $ -                        $ -
                                                                                    ================         ==================

See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations
                                  (Unaudited)


                                                                      Three-Months Ended                        Nine-Months Ended
                                                                        September 30,                             September 30,
                                                                  2005                 2004                2005                 2004
                                                                  ----                 ----                ----                 ----

Revenue:                                                         $ -                  $ -                  $ -                  $ -

Expenses:
   General and Administrative                                      -                    -                    -              251,200
                                                          ----------           ----------           ----------           -----------
Total Expenses                                                     -                    -                    -              251,200
                                                          ----------           ----------           ----------           -----------
Other Income/Losses:
    Write-Off of Assets                                            -                                         -              (33,625)
                                                          ----------           ----------           ----------           -----------
Net Profit (Loss)                                                  -                    -                    -              (33,625)
                                                          ----------           ----------           ----------           -----------
Net (Loss)                                                       $ -                  $ -                  $ -            $(284,825)
                                                          ==========           ==========           ==========           ===========


Per Share Information:

   Weighted average number of
     common shares outstanding                            24,890,039           24,890,039           24,890,039           24,890,039
                                                          ==========           ==========           ==========           ===========
Net Loss per Common Share                                          *                    *                    *             $ (0.010)
                                                          ==========           ==========           ==========           ===========
* Less than $.01

See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                             Statement of Cash Flows

                                                                                              Nine-Months Ended
                                                                                                September 30,
                                                                                          2005                2004
                                                                                          ----                ----

Cash Flows from Operating Activities:
Net Loss                                                                                    $ -          $(284,825)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                    -            (70,900)
  Decrease ( Increase) in Prepaid Expenses                                                    -            (52,900)
                                                                                           ----          ---------
Net Cash Used by Operating Activities                                                         -           (408,625)
                                                                                           ----          ---------
Cash Flows Used for Investing Activities
    Write-Off of Assets                                                                       -             33,625
    Machinery purchase                                                                        -                  -
                                                                                           ----          ---------
Net Cash Used for Investing Activities                                                        -             33,625
                                                                                           ----          ---------
Cash Flows from Financing Activities:

    Proceeds from issuance of common stock                                                    -            375,000
                                                                                           ----          ---------
Net Cash Provided by Financing Activities                                                     -            375,000
                                                                                           ----          ---------
Net Increase (Decrease) in Cash                                                               -                  -
                                                                                           ----          ---------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                           ----          ---------
Cash and cash equivalents - End of period                                                   $ -                $ -
                                                                                           ====          =========

See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                  Statement of Stockholders' Equity (Deficit)
                               September 30, 2005

                                  (Unaudited)

                                                                                   Additional
                                                     Common Stock                   Paid-In            Accumulated
                                          # of Shares           Amount              Capital              Deficit             Totals
                                          -----------           ------              -------              -------             ------

Balance - December 31, 1998               3,377,539           $ 33,775            $ 601,760           $ (635,535)               $ -
                                         ----------          ---------            ---------          -----------           ---------
Net Loss for Year                                 -                  -                    -                    -                  -
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 1999               3,377,539             33,775              601,760             (635,535)                 -
                                         ----------          ---------            ---------          -----------           ---------
Net Loss for Year                                 -                  -                    -                    -                  -
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 2000               3,377,539             33,775              601,760             (635,535)                 -
                                         ----------          ---------            ---------          -----------           ---------
Net Loss for Year                                 -                  -                    -              (50,000)           (50,000)
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 2001               3,377,539             33,775              601,760             (685,535)           (50,000)
                                         ----------          ---------            ---------          -----------           ---------
Stock issued for Acquisition 6/02            12,500                125                    -                    -                125
Net Loss for Year                                 -                  -                    -                 (450)              (450)
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 2002               3,390,039             33,900              601,760             (685,985)           (50,325)
                                         ----------          ---------            ---------          -----------           ---------
Net Loss for Year                                 -                  -                    -              (39,850)           (39,850)
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 2003               3,390,039             33,900              601,760             (725,835)           (90,175)
                                         ----------          ---------            ---------          -----------           ---------
Issuance of stock for cash               21,000,000            210,000              165,000                    -            375,000
Net Loss for Year                                 -                  -                    -             (286,012)          (286,012)
                                         ----------          ---------            ---------          -----------           ---------
Balance - December 31, 2004              24,390,039            243,900              766,760           (1,011,847)            (1,187)
                                         ----------          ---------            ---------          -----------           ---------
Net Loss for Period                               -                  -                    -                    -                  -
                                         ----------          ---------            ---------          -----------
Balance - September 30, 2005             24,390,039          $ 243,900            $ 766,760          $(1,011,847)          $ (1,187)
                                         ==========          =========            =========          ===========           =========

See Accountants' Review Report

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                               September 30, 2005
                                   (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine-months ended September 30, 2005, stockholders' equity and the related cash flows for the nine-months ended September 30, 2005. Interim results are not necessarily indicative of results for a full year.

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

                  (d) inadequate capital to commence business, inability to raise additional capital or financing to implement its business plans;

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

Results of Operations for the Quarter Ended September 30, 2005 compared to same period in 2004.
- - - --------------------------------------------------------------------------
     The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2005 or in 2004. The Company had no loss on operations for the period in 2005 or in 2004.

Results of Operations for Nine Month Period Ended September 30, 2005 compared to same period in 2004.
------------------------------------------------------------------------------


     The Company had no revenues or operations in the nine month period ended in 2005 or 2004. and incurred no expenses in 2005 in the period compared to $251,200 in expenses for the period in 2004. The loss was none in the period in 2005 compared to a loss of ($284,825) after write-off of assets of $33,625 in 2004 in the nine month period. The loss per share was none in the period in 2005 and ($.01) in the period in 2004.

LIQUIDITY AND CAPITAL RESOURCES.
-------------------------------

At September 30, 2005, the Company had no cash or other assets with which to conduct operations. The Company had $1,187 in current debt. There can be no assurance that the Company will be able to commence a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

"GOING CONCERN" QUALIFICATION

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt of $1,187, no cash, and no other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2005 the end of period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have materially affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to material deficiencies and material weakness.

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

         8K filed 8/9/2005
         8K/A filed 8/25/2005

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: November 18, 2005
                                             /s/Jeffrey Ploen
                                            -------------------------
                                           Jeffrey Ploen, President, CEO & CFO