Form 10KSB
period 2005-12-31
TONGA CAPITAL CORP
filed 2006-03-21
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-KSB

[X}ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

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

                                           None
                                     (Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of December 31, 2005, 24,390,039 common shares were outstanding. The aggregate market value of the 3,054,342 common shares of Tonga Capital Corporation held by non-affiliates was $397,064 at December 31, 2005, based on $.13 per share closing price.

Transitional Small Business Disclosure Format (Check one): Yes___; No X


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No



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

     No sales were achieved to December 31, 2005.

The Registrant has not been involved, during the year ended December 31, 2005 in any bankruptcy, receivership or similar proceedings.

(a) (2) Not applicable

(b) Financial Information About Industry Segments.
    ----------------------------------------------

At the end of the fiscal year ended December 31, 2005, the Registrant did not operate in any segments. The Registrant did not realize any revenues from operations. See financial statements for expenses related to the various operations.

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

     The assets consisted of 8,500 pieces of the "Stud Marker" tape measure for construction carpenters, injection molding equipment for manufacturing, and the patent for the "Stud Marker" and miscellaneous equipment for manufacturing the "Stud Marker." The Company sold the outdated equipment and inventory assets to avoid a foreclosure of the secured note in 2005. While the Company retains the patent, it is deemed impaired and written off.

         The Company does not plan to hire any employees or conduct any research and development or make any new capital expenditures at this time.

     No business was successfully achieved for this product.

     The company is seeking a business opportunity to acquire.

Employees

     The Company has no full time employees. The Company's president, Jeff Ploen, has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company will use less than 20 hours per month. The business affairs of the Company. Consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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

                                         PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The the Registrant's common stock began trading in the over-the-counter market after several months in the Pink Sheets in 2005 under the symbol TGPC.OB

     The following table sets forth the high and low prices per share of the Companys' common stock for the quarters indicated. THese prices represent inter-dealer prices, without adjustment for retail markup, markdown or commissions, and may not necessarily represent actual transactions.

 2005                   High            Low
 ----                  ----            ---

1st Quarter            .13             .12
2nd Quarter            .15             .12
3rd Quarter            .15             .15
4th Quarter            .15             .12

The Registrant's stock had no quote during 2004.

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

The company needs to raise capital in loans or private placement funds to carry out any business plan. It has no committed sources for any of the funds, but intends to commence a private placement in 2005.

The company does not now intend to make any  capital  expenditures in 2005.
The company does not intend to do any research and development in the coming year.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004.

The Company had no revenues or operations in years ended December 31, 2005 or 2004. The Company incurred $62 expenses in the year ended December 31, 2005 compared to $252,387 in 2004. The company had a net loss in the year ended December 31, 2005 of ($62) compared to a net loss of ($286,012) which included a $33,625 write down of assets in the year ended December 31, 2004. The loss per share was nominal in 2005 and ($.12) in 2004.

     The losses should be expected to continue until a profitable business can be achieved through merger, acquisition, or development, of which there can be no assurance.

LIQUIDITY AND CAPITAL RESOURCES

     At year end, the Company had no operating capital or other liquid assets at year end and is reliant upon advances from shareholders or loans to pay any expenses incurred. The Company had no commitments from any person for advances or loans. Its only source for capital could be loans, or private placements of common stock. The Company had $1,249 in accounts payable and no current assets, at December 31, 2005.

     The Company remains in the development stage and, since inception, has experienced significant liquidity problems and has no significant capital resources now at December 31, 2005.

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

     Going concern qualification: The Company has incurred continuing losses for the year ended December 31, 2005, and such losses are expected to continue. In addition, the company has no working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supporting schedules reporting supplementary financial information are listed in the Index to Financial Statements filed as a part of this Form 10-K.

ITEM 8 CHANGES IN ACCOUNTANTS AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Michael Johnson & Co., LLC, formerly auditor for the Company, was dismissed as auditor on June 1, 2005. Jaspers + Hall, PC was engaged as auditor for Company on June 1, 2005.

               The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

               In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

               The audit report by Michael Johnson & Co., LLC.for the period ended December 31, 2004 and December 31, 2003, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Michael Johnson & Co., LLC for the period December 31, 2004 and December 31, 2003, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


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

Item 8b.

Other Information
-----------------

None.

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

Biographical Information

Jeffrey Ploen was employed as a registered representative with a number of securities firms from 1972 to 1994. Since 1995 he has been President of J. Paul Consulting Corp., an investor relations firm specializing in small cap public companies. He was the Finance Director for Navidec Corp. 2003-2004. Mr. Ploen became the President and Director in 2004. Mr. Ploen will devote such time as is necessary to the Company operations.

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

(e) (1) The business experience of the Registrant's officers and directors is as follows:

(e)(2)          None

(f)          Not applicable.

(g)          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

(a)(1)          Cash Compensation for the Fiscal Year Ended December 31, 2005.
                --------------------------------------------------------------

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------

                           Annual Compensation                 Awards
- - ----------------------------------------------------------------------------

Name and Principal   Year  Salary  Bonus  Other Annual Restricted    Securities
Position                   ($)     ($)    Compensation Stock Award(s) Underlying
                                          ($)                          Options/
                                                                        SARs (#)
- - ----------------------------------------------------------------------------
Jeffrey Ploen        2005     0      0         0           0              0
President/           2004     0      0         0           0              0
CEO/CFO
--------------------------------------------------------------------------------
Roger Juhnke         2005     0      0         0           0              0
President &          2004     0      0         0           0              0
Director -           2003     50,000 0         0           0              0
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

Code of Ethics: The Company has not adopted a Code of Ethics

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of Certain Beneficial Owners as of March 15, 2005.
---------------------------------------------------------------------

  The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 15, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

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

Not applicable

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

(a)     No Exhibits are filed with this Annual Report.

(b)     Reports on Form 8-K

         None


Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

General. Michael Johnson & Co., the prior auditor, Jaspers + Hall, PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining Jasper + Hall's independence.

     Audit Fees. Michael Johnson & Co., the prior auditor, billed the Company $2,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2004, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005. Jaspers + Hall billed $500 for September 30, 2005 and $1,000 for the Year end December 2005.

         There were no "audit related" fees in 2004 or 2005. There were no tax fees or other fees in 2004 or 2005 paid to Auditors or Auditors affiliates.

     The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

         All audit work was performed by the auditors' full time employees.

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

Statements of Changes in Stockholders Deficit                                F-4

Statements of Cash Flows                                                     F-5

Notes to Financial Statements                                          F-6 - F-7

                            TONGA CAPITAL CORPORATION

                              FINANCIAL STATEMENTS
                                December 31, 2005

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tonga Capital Corporation
Newton, KS  67114


We have audited the accompanying balance sheets of Tonga Capital Corporation as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The December 31, 2004 financial statements of Tonga Capital Corporation, were audited by another auditor who has ceased operations. That auditor expressed an unqualified opinion on those financial statements in his report dated March 2, 2005.

We conducted our audit "in accordance with standards of the Public Company Accounting Oversight Board (United States)". Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles of the United States.

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



February 17, 2006

/s/Jaspers + Hall, PC


                           TONGA CAPITAL CORPORATION
                                 Balance Sheets
                                  December 31,

                                                                                         2005              2004
                                                                                         ----              ----

ASSETS;

   Current Assets:
      Cash                                                                                       $ -               $ -
                                                                                              ----------        ----------
Total Current Assets                                                                               -                 -
                                                                                              ----------        ----------
TOTAL ASSETS                                                                                     $ -               $ -
                                                                                              ==========        ==========
LIABILITIES & STOCKHOLDERS' EQUITY:

   Current Liabilities:

       Accounts Payable & Accrued Expenses                                                       $ 1,249           $ 1,187
       Notes Payable                                                                               -                 -
                                                                                              ----------        ----------
Total Current Liabilities                                                                          1,249             1,187
                                                                                              ----------        ----------
 Stockholders Equity
    Common stock, $.01 par value, 500,000,000 shares                                             243,900           243,900
        authorized, 24,390,039 shares issued and outstanding in 2004 and 2005
    Additional Paid-In Capital                                                                   766,760           766,760
    Accumulated Deficit                                                                       (1,011,909)       (1,011,847)
                                                                                              ----------        ----------
Total Stockholders' Equity                                                                        (1,249)           (1,187)
                                                                                              ----------        ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                         $ -               $ -
                                                                                              ==========        ==========

The accompanying notes are an integral part of these financial statements.



                            TONGA CAPITAL CORPORATION
                            Statement of Operations
                        For the year Ended December 31,





                                                         2005                    2004
                                                    ----------------        ---------------

Revenue:
    Sales                                                 $ -                     $ -
                                                    ----------------        ---------------

Total Income                                                -                      -
                                                    ----------------        ---------------

Expenses:
     General and Administrative                             62                252,387
                                                    ----------------        ---------------

Total Expenses                                              62                252,387
                                                    ----------------        ---------------

Other Income/Expense
     Write-Off of Assets                                     -             (33,625)
                                                    ----------------        ---------------

Total Other Income/Expense                                          -             (33,625)
                                                    ----------------        ---------------

Net Loss                                                 $ (62)               $ (286,012)
                                                    ================        ===============

Per Share Information:

     Weighted average number
     of common shares outstanding                        24,390,039             13,545,777
                                                    ----------------        ---------------

Net Loss per common share                                  *                       *
                                                    ================        ===============

* Less than $.01

The accompanying notes are an integral part of these financial statements.


                           TONGA CAPITAL CORPORATION
                         Stockholders' Equity (Deficit)
                               December 31, 2005

                                                 COMMON STOCKS               Additional                               Total
                                                                               Paid-In            Accumulated     Stockholders'
                                          # of Shares        Amount            Capital            Deficit            Equity
                                          -----------        ------            -------            -------            ------



Balance December 31, 1998                    3,377,539         $33,775         $ 601,760          $ (635,535)               $ -

Net Loss for Year                                    -               -                 -                   -                  -
                                            ----------        --------         ---------         -----------          ---------
Balance - December 31, 1999                  3,377,539          33,775           601,760            (635,535)                 -
                                            ----------        --------         ---------         -----------          ---------
Net Loss for Year                                    -               -                 -                   -                  -
                                            ----------        --------         ---------         -----------          ---------
Balance -  December 31, 2000                 3,377,539          33,775           601,760            (635,535)                 -
                                            ----------        --------         ---------         -----------          ---------
Net Loss for Year                                    -               -                 -             (50,000)          (50,000)
                                            ----------        --------         ---------         ------------         ---------
Balance -  December 31, 2001                 3,377,539          33,775           601,760            (685,535)          (50,000)
                                            ----------        --------         ---------         -----------          --------
Stock Issued for Acquisition 8/02               12,500             125                 -                   -               125
Net Loss for Year                                    -               -                 -                (450)             (450)
                                            ----------        --------         ---------         -----------          ---------
Balance -  December 31, 2002                 3,390,039          33,900           601,760            (685,985)          (50,325)
                                            ----------        --------         ---------         -----------          --------
Net Loss for Year                                    -               -                 -             (39,850)          (39,850)
                                            ----------        --------         ---------         -----------          --------
Balance - December 31, 2003                  3,390,039          33,900           601,760            (725,835)          (90,175)
                                            ----------        --------         ---------         -----------          --------
Issuance of stock for cash                  21,000,000         210,000           165,000                   -           375,000
Net Loss for Year                                    -               -                 -            (286,012)         (286,012)
                                            ----------        --------         ---------         -----------          ---------
Balance - December 31, 2004                 24,390,039         243,900           766,760          (1,011,847)           (1,187)
                                            ----------        --------         ---------         -----------          ---------
Net Loss for Year                                    -               -                 -                 (62)              (62)
                                            ----------        --------         ---------         -----------          --------
Balance - December 31, 2005                 24,390,039        $243,900         $ 766,760         $(1,011,909)         $ (1,249)
                                            ==========        ========         =========         ===========          ========

The accompanying notes are an integral part of these financial statements.



                           TONGA CAPITAL CORPORATION
                             Statement of Cash Flow
                        For the Year Ended December 31,

                               (Indirect Method)



                                                                                            2005                      2004
                                                                                      -----------------         -----------------

Cash Flows from Operating Activities:

     Net Loss                                                                              $ (62)                  $ (286,012)
     Write-off of Assets                                                                       -                 33,625
     Adjustments to reconcile net loss to net cash used
        by operating activities
     Increase (Decrease) in accrued expenses                                                  62                  (69,713)
                                                                                      -----------------         -----------------

Net Cash Used by Operating Activities                                                          -                  (322,100)
                                                                                      -----------------         -----------------

Cash Flows from Financing Activities:
     Issuance of Common Stock                                                                  -                   375,000
     Payments to Notes Payable                                                                 -                   (52,900)
                                                                                      -----------------         -----------------

Net Cash Provided by Financing Activities                                                      -                   322,100
                                                                                      -----------------         -----------------

Net Increase in Cash & Cash Equivalents                                                        -                         -
                                                                                      -----------------         -----------------

Beginning Cash & Cash Equivalents                                                              -                         -

Ending Cash & Cash Equivalents                                                               $ -                       $ -
                                                                                      =================         =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for Interest                                                                  $ -                       $ -
                                                                                      =================         =================
     Cash paid for Income Taxes                                                              $ -                       $ -
                                                                                      =================         =================


The accompanying notes are an integral part of these financial statements.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2005



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

Cash and Cash Equivalents:
-------------------------

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents. At December 31, 2005 the Company has no cash or cash equivalent.

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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2005



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
                                                                  ==============

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,011,847 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

Note 3 - Capital Stock Transactions:

The authorized capital stock of the Company was 500,000,000 shares of common stock at $.0001 par value. In 1993 the Company's Board of Directors authorized a 100 to 1 reverse split of its common stock and changed its par value to $.01. During the fiscal year of December 31, 2005, no shares of common stock were issued.

Note 4 - Segment Information

Tonga Capital Corporation operates primarily in a single operating segment, the capital raising business.

Note 5 - Going Concern

The Company's financial statements have been presented on the basis that they are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's liabilities exceed the assets by $1,249. The Company has generated no revenue. The Company has losses of $1,011,847 at December 31, 2005.

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

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2005



Note 6 - Financial Accounting Developments:

Recently issued Accounting Pronouncements

In February 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), "Consolidation of Variable Interest Entities" (FIN No. 46R), which addresses how a business enterprise should evaluate, whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. Companies are required to apply FIN 46R to variable interests in variable interest entities ("VIE") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004 the interpretation is applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying value is not practicable, fair value at the date FIN No. 46R first applies may be used measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in VIEs.

In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning June 15, 2005. The new statement will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified transition method or the modified retrospective transition method. The Company is to evaluate how it will adopt the standard and the evaluation the effect that the adoption of SFAS 123R will have on the financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4 previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS No. 151 does not have an impact on the Company's financial position and results of operations.

                            TONGA CAPITAL CORPORATION
                          Notes to Financial Statements
                                December 31, 2005

Note 6 - Financial Accounting Developments (Cont):
         ----------------------------------------

In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchange of non-monetary assets should be measured on the fair value of the assets exchanges. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company's financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in
Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

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


Date March 14, 2006                                   /s/ Jeffrey Ploen
                                                      -------------------------
                                                      Jeffrey Ploen, President

                                                      Director:

                                                      _________________________
                                                       Jeffrey Ploen