Form 10QSB
period 2006-03-31
TONGA CAPITAL CORP
filed 2006-05-22
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: March 31, 2006


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

As of March 31, 2006, 3,390,039 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.


                                Table of Contents


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE

Item 1.  Condensed Consolidated Financial Statements

         Independent Auditor's Report............................................................ F-1

         Balance Sheets March 31, 2006 (unaudited) and December 31,, 2005........................ F-2

         Statements of Operations for the Three Months ended March 31, 2006...................... F-3

         Statements of Stockholders Equity (Deficit) March 31, 2006 (unaudited).................. F-4

         Statements of Cash Flows for the Three Months ended March 31, 2006 ..................... F-5

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

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 9

                                              TONGA CAPITAL CORPORATION

                                                 FINANCIAL STATEMENTS

                                                    MARCH 31, 2006
                                                     (UNAUDITED)


                           TONGA CAPTIAL CORPORATION
                                 Balance Sheets



                                                                                    Unaudited                  Audited
                                                                                    March 31,               December 31,
                                                                                      2006                      2005
                                                                                 ----------------         ------------------
ASSETS:

Current assets:

   Cash                                                                                      $ -                        $ -
                                                                                 ----------------         ------------------

Total Current Assets                                                                           -                          -
                                                                                 ----------------         ------------------

TOTAL ASSETS                                                                                 $ -                        $ -
                                                                                 ================         ==================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current Liabilities:

   Accounts Payable & Accrued Expenses                                                   $ 1,249                    $ 1,249
                                                                                 ----------------         ------------------

Total Current Liabilities                                                                  1,249                      1,249
                                                                                 ----------------         ------------------

Stockholders' Equity (Deficit):
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 24,390,039 shares issued and outstanding                                  243,900                    243,900
Additional Paid-In Capital                                                               766,760                    766,760
Deficit accumulated during the exploratory stage                                      (1,011,909)                (1,011,909)
                                                                                 ----------------         ------------------
Total Stockholders' Deficit                                                               (1,249)                    (1,249)
                                                                                 ----------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $ -                        $ -
                                                                                 ================         ==================


See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                            Statements of Operations

                                  (Unaudited)









                                                                   Three-Months Ended
                                                                       March 31,
                                                           -----------------------------------

                                                                2006                2005
                                                           ---------------     ---------------


Revenue                                                               $ -                 $ -

Expenses:
   General and Administrative                                           -                   -
                                                           ---------------     ---------------
Total Expenses                                                          -                   -
                                                           ---------------     ---------------
Net (Loss)                                                            $ -                 $ -
                                                           ===============     ===============


Per Share Information:

   Weighted average number of
     common shares outstanding                                 24,390,039           3,390,039
                                                           ---------------     ---------------
Net Loss per Common Share                                        $ -                 $ -
                                                           ---------------     ---------------

See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                            Statement of Cash Flows

                                  (Unaudited)



                                                                                        Three-Months Ended
                                                                                   March 31,
                                                                                  --------------------------------
                                                                                      2006              2005
                                                                                  -------------     --------------

Cash Flows from Operating Activities:
Net Loss                                                                                   $ -                $ -
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accrued Expenses                                                   -                  -
   Decrease (Increase) in Prepaid Expenses                                                   -                  -
                                                                                  -------------     --------------

Net Cash Used by Operating Activiites                                                        -                  -

Net Increase (Decrease) in Cash                                                              -                  -
                                                                                  -------------     --------------

Cash and cash equivalents - Beginning of period                                              -                  -
                                                                                  -------------     --------------
Cash and cash equivalents - End of period                                                  $ -                $ -
                                                                                  =============     ==============


Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                             $ -                $ -
                                                                                  =============     ==============
      Income Taxes                                                                         $ -                $ -
                                                                                  =============     ==============
See Accountants' Review Report



                           TONGA CAPITAL CORPORATION
                   Statement of Stockholders' Equity (Deficit)
                                 March 31, 2006

                                  (Unaudited)






                                                                                  Additional
                                                Common Stock                        Paid-In            Accumulated
                                               # of Shares        Amount            Capital            Deficit            Totals
                                              --------------   --------------    --------------     --------------     -------------

Balance - December 31, 1998                       3,377,539         $ 33,775         $ 601,760         $ (635,535)              $ -
                                              --------------   --------------    --------------     --------------     -------------
Net Loss for Year                                         -                -                 -                  -                 -
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 1999                       3,377,539           33,775           601,760           (635,535)                -
                                              --------------   --------------    --------------     --------------     -------------

Net Loss for Year                                         -                -                 -                  -                 -
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2000                       3,377,539           33,775           601,760           (635,535)                -
                                              --------------   --------------    --------------     --------------     -------------
Net Loss for Year                                         -                -                 -            (50,000)          (50,000)
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2001                       3,377,539           33,775           601,760           (685,535)          (50,000)
                                              --------------   --------------    --------------     --------------     -------------
Issuance of stock for Asset Acquistion 8/02          12,500              125                 -                  -               125
Net Loss for Year                                         -                -                 -               (450)             (450)
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2002                       3,390,039           33,900           601,760           (685,985)          (50,325)
                                              --------------   --------------    --------------     --------------     -------------
Net Loss for Year                                         -                -                 -            (39,850)          (39,850)
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2003                       3,390,039           33,900           601,760           (725,835)          (90,175)
                                              --------------   --------------    --------------     --------------     -------------
Issuance of stock for cash                       21,000,000          210,000           165,000                  -           375,000
Net Loss for Year                                         -                -                 -           (286,012)         (286,012)
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2004                      24,390,039          243,900           766,760         (1,011,847)           (1,187)
                                              --------------   --------------    --------------     --------------     -------------
Net Loss for Year                                         -                -                 -                (62)              (62)
                                              --------------   --------------    --------------     --------------     -------------
Balance - December 31, 2005                      24,390,039          243,900           766,760         (1,011,909)           (1,249)
                                              --------------   --------------    --------------     --------------     -------------
Net Loss for Period                                       -                -                 -                  -                 -
                                              --------------   --------------    --------------     --------------     -------------
Balance - March 31, 2006                         24,390,039        $ 243,900         $ 766,760        $(1,011,909)         $ (1,249)
                                              ==============   ==============    ==============     ==============     =============

See Accountants' Review Report

                                      F-5

                                              TONGA CAPITAL CORPORATION
                                            Notes to Financial Statements
                                                    March 31, 2006
                                                     (Unaudited)





Note 1 - Presentation of Interim Information:

In the opinion of the management of Tonga Capital Corporation the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three-months ended March 31, 2006 and 2005, and cash flows for the three-months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2005.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2006 and any Current Reports on Form 8-K filed by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $0 cash capital at the end of the period and current liabilities exceeded current assets by $1,187. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended March 31, 2006 compared to same period in 2005.
- - ----------------------------------------------------------------------------
The Company had no revenue or operations for the period. The Company incurred no general and administrative expenses in the period in 2006 and in 2005. The Company had no loss on operations for the period in 2006 or 2005.

The profit/loss per share was none in the period in 2006 in 2005.

     (b) Liquidity and Capital Resources. At March 31, 2006, the Company had no cash or other liquid assets with which to conduct operations, except inventory held for sale. There can be no assurance that the Company will be able to complete its business plan and to exploit fully any business opportunity that management may be able to locate on behalf of the Company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company and its counsel have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management and its counsel may facilitate development of the business plan. For the foreseeable future, the Company through its management and counsel intend to pursue acquisitions as a means to develop the Company. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt of $1,249, all of which is current, no cash, nominal other assets, and no capital commitments.

     Management hopes to develop a business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.    CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chairman have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report March 31, 2006 and, based on this evaluation, have concluded that the disclosure controls and procedures are effective.

     There have been no changes in the Company's internal control over financial reporting that occurred during the Company's first fiscal quarter March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                                     TONGA CAPITAL, INC.


Date: May 19, 2006
                                                     /s/Jeffrey Ploen
                                                    -------------------------
                                                    Jeffrey Ploen, President