Form 10QSB/A
period 2006-03-31
TONGA CAPITAL CORP
filed 2006-05-22
CIK 813718

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

Item 4.  Submission of Matters to a Vote of Security Holders..................................... 8

Item 5.  Other Information....................................................................... 8

Item 6.  Exhibits and Reports on Form 8-K........................................................ 8

Signatures....................................................................................... 9

                                              TONGA CAPITAL CORPORATION

                                                 FINANCIAL STATEMENTS

                                                    MARCH 31, 2006
                                                     (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E Kenyon Avenue
Denver, CO 80237
303-796-0099




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tonga Capital Corporation
Newton, KS 67114

We have reviewed the accompanying balance sheet of Tonga Capital Corporation as of March 31, 2006, and the related statement of operations and of cash flows for the three month period ended March 31, 2006. These financial statements are the responsibility of the company's management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jaspers + Hall, PC
May 18, 2006


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