Form 10QSB
period 2006-06-30
TONGA CAPITAL CORP
filed 2006-08-22
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2006


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

3027 Marina Bay Dr., Suite 105, League City, TX 77573
- ---------------------------------------------------
(Address of principal executive offices)     (Postal Code)


        Registrant's telephone number, including area code (281) 334-5161
                                                           --------------
Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). X Yes __ No

As of June 30, 2006, 47,127,539 shares of common stock were outstanding.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tonga Capital Corporation
Denver, CO


We have reviewed the accompanying consolidated balance sheet of Tonga Capital Corporation as of June 30, 2006, and the related consolidated statement of operations for the three-month and six-month period ended June 30, 2006, and of stockholders' equity and cash flows for the six-month period ended June30, 2006. These financial statements are the responsibility of the Company's management.

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



Jaspers + Hall, PC
Denver, CO
August 21, 2006
/s/Jaspers + Hall, PC




                               TONGA CAPITAL CORP
                          Consolidated Balance Sheets

                                                                               Unaudited                  Audited
                                                                                June 30,                December 31,
                                                                                  2006                      2005
                                                                            -----------------         -----------------
ASSETS:

Current assets:

   Cash                                                                            $ 288,769                       $ -
   Prepaid expenses                                                                    7,250                         -
                                                                            -----------------         -----------------

Total current assets                                                                 296,019                         -
                                                                            -----------------         -----------------

Fixed assets:

   Office equipment                                                                    1,507                         -
   Plant equipment                                                                    78,250                         -
                                                                            -----------------         -----------------

Total fixed assets                                                                    79,757                         -
                                                                            -----------------         -----------------

Other assets:
   Goodwill                                                                          245,149                         -
   Security deposit                                                                   17,858                         -
                                                                            -----------------         -----------------

Total other assets                                                                   263,007                         -
                                                                            -----------------         -----------------

TOTAL ASSETS                                                                       $ 638,783                       $ -
                                                                            =================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

     Accounts payable                                                                $ 1,249                   $ 1,249
     Accrued interest                                                                  1,568                         -
    Convertible note payble                                                          250,000                         -
    Notes payable                                                                    250,000                         -
                                                                            -----------------         -----------------

Total Current Liabilities                                                            502,817                     1,249
                                                                            -----------------         -----------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 47,127,539 shares issued and outstanding                              471,275                   243,900
Additional Paid-In Capital                                                          (227,375)                  766,760
Deficit accumulated during the exploratory stage                                    (107,934)               (1,011,909)
                                                                            -----------------         -----------------
Total Stockholders' Deficit                                                          135,966                    (1,249)
                                                                            -----------------         -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 638,783                       $ -
                                                                            =================         =================

See Accountants' Review Report







 TONGA CAPITAL CORPORATION
                     Consolidated Statements of Operations

                                  (Unaudited)




                                                         Three-Months Ended                    Six-Months Ended
                                                      June 30,                             June 30,
                                                    ------------------------------       ------------------------------
                                                        2006             2005                2006             2005
                                                    -------------     ------------       -------------    -------------
Revenue:                                                     $ -              $ -                 $ -              $ -
                                                    -------------     ------------       -------------    -------------
Expenses:
   Plant expenses                                          7,250                                7,250
   General and Administrative                             62,399                -              62,399                -
                                                    -------------     ------------       -------------    -------------
Total Expenses                                            69,649                -              69,649                -
                                                    -------------     ------------       -------------    -------------
Other Income/Loss
   Interest income                                           283                                  283
   Interest expense                                       (1,568)                              (1,568)
   Offering expenses                                     (37,000)               -             (37,000)               -
                                                    -------------     ------------       -------------    -----------
Total Other Income/Expense                               (38,285)               -             (38,285)               -
                                                    -------------     ------------       -------------    -------------

Net (Loss)                                             $(107,934)             $ -           $(107,934)             $ -
                                                    =============     ============       =============    =============
Per Share Information:
   Weighted average number of
     common shares outstanding                        40,835,369       24,390,039          32,658,133       24,390,039
                                                    -------------     ------------       -------------    -------------
Net Profit (Loss) per Common Share                    $ (0.003)           $ -             $ (0.003)          $ -
                                                     ==========           ===             =========          ====
See Accountants' Review Report



                            TONGA CAPITAL CORPORATION
                      Consolidated Statements of Cash Flow

                                  (Unaudited)



                                                                                          Six-Months Ended
                                                                                              June 30,
                                                                                  ---------------------------------
                                                                                      2006                2004
                                                                                  --------------      -------------
Cash Flows from Operating Activities:
Net (Loss)                                                                            $(107,934)         $(284,825)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   Increase (Decrease) in Accounts Payable and Accrued Expenses                               -            (70,900)
   Increase in Accrued Interest                                                           1,568                  -
   (Increase) in Security Deposit                                                       (17,858)                 -
   (Increase) in Prepaid Expenses                                                        (7,250)           (52,900)
                                                                                  --------------      -------------
Net Cash Provided by Operating Activiites                                              (131,474)          (408,625)

Cash Flows from Investing Activities:
   Write-off of Asset                                                                         -             33,625
   Acquisition of fixed assets                                                          (79,757)                 -
                                                                                  --------------      -------------
Net Cash Provided by Investing Activities                                               (79,757)            33,625
                                                                                  --------------      -------------
Cash Flows from Financing Activities:
    Proceeds from Notes Payable                                                         250,000
    Proceeds from Convertible Notes Payable                                             250,000
    Stock issued for cash                                                                     -            375,000
                                                                                  --------------      -------------
Net Cash Used for Financing Activities                                                  500,000            375,000
                                                                                  --------------      -------------
Net Increase (Decrease) in Cash                                                         288,769                  -
                                                                                  --------------      -------------
Cash and cash equivalents - Beginning of period                                               -                  -
                                                                                  --------------      -------------
Cash and cash equivalents - End of period                                             $ 288,769                $ -
                                                                                  ==============      ============

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                              $ -                $ -
                                                                                  ==============      =============
      Income Taxes                                                                          $ -                $ -
                                                                                  ==============      =============
See Accountants' Review Report





                            TONGA CAPTIAL CORPORATION
            Consolidated Statement of Stockholders' Equity (Deficit)
                                  June 30, 2006

                                  (Unaudited)





                                                                           Additional
                                                   Common Stock              Paid-In        Treasury Stock     Accumulated
                                             # of Shares     Amount          Capital        # of Shares        Deficit       Totals
                                            ---------------------------    ------------    --------------    ------------  ---------
Balance - December 31, 2005                           -            $ -             $ -               $ -             $ -        $ -
                                            ------------   ------------    ------------    --------------    ------------  ---------
Reorganization of TCC                        24,377,539        243,775             125                 -               -    243,900
Stocks cancelled prior to merger            (16,525,000)      (165,250)        165,250                 -               -          -
Stocked issued for Merger                    39,275,000        392,750        (392,750)                -               -          -
Net Loss for Period                                   -              -               -                 -        (107,934)  (107,934)
                                            ------------   ------------    ------------    --------------    ------------ ----------
Balance - June 30, 2006                      47,127,539      $ 471,275      $ (227,375)                -      $ (107,934)  $135,966
                                            ============   ============    ============    ==============    ============  =========

See Accountants' Review Report


                            TONGA CAPITAL CORPORATION
                   Consolidated Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)





Note 1 - Organization:

The Company was incorporated on January 29, 1987, in the state of Colorado. The Company was organized to operate any type of lawful business as the officers and directors of the Registrant could, in their absolute discretion, determine On May 31, 2006 Tonga Capital Corporation signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. (a Texas Corporation). The merger was between the parent and the subsidiary Company and the parent company was not the surviving Company. The shareholders of Momentum Biofuels, Inc. were to receive 39,275,000 shares of common stock of Tonga Capital Corporation in exchange for 39,275,000 shares of Momentum Biofuels and become a wholly owned subsidiary of Tonga Capital Corporation. The Company's fiscal year end is December 31.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities exceed the current assets by $206,798 and have an accumulated deficit of $107,934.

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

Note 3 - Capital Stock:

The Company's Board of Directors has authorized 500,000,000 shares of common stock to be issued. In June 2006 several share holders surrended 16,537,500 shares of stock to be cancelled. In June 2006, as part of the Agreement and Plan of Reorganization, as amended, the Company issued 39,275,000 shares of common stock to the shareholders of Momentum Biofuels, Inc. in exchange for 39,275,000 shares of Momentum Biofuels, Inc. common stock.

                            TONGA CAPITAL CORPORATION
                   Consolidated Notes to Financial Statements
                                  June 30, 2006
                                   (Unaudited)


Note 4 - Subsequent Event:

 On June 12, 2006 the Board of Directors authorized the issuance of 100,000 warrants exercisable at the offering price of shares under the terms of a Private Placement. As of June 30, 2006, the Private Placement has not been taken place.

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


Item 2. Management's Discussion and Analysis or Plan of Operation.
- - ------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITIONS.

The Company entered into a Plan and Agreement of Reorganization on May 31, 2006, whereby it has acquired 100% of Momentum Biofuels, Inc. as a wholly owned subsidiary. It has completed the acquisition of Momentum Biofuels, Inc. Tonga Capital Corp. intends to change its name to Momentum Biofuels, Inc. after a shareholder meeting. The new updated business plan of Tonga Capital Corp. is as follows:

Momentum Biofuels, Inc. is a Texas corporation, which will operate as a wholly owned subsidiary, whose business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean or mustard seed oil, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. Such blends are typically 2%, 5% or 20% biodiesel with the balance being petroleum diesel and are identified as B-2, B-5 and B-20, respectively.

The principals of Momentum Biofuels, Inc. have been involved in the development of processes for the production of biodiesel from "yellow grease" (grease trap grease) and RBD soy oil (refined, bleached and deodorized) for over four years. Most recent involvement has included the production and sale of biodiesel on a continuous basis for over a year. Momentum intends to use the latest of the processes to produce more than 20,000,000 gallons of biodiesel per year.

     a) The Company has issued 2 Promissory Notes, each for $250,000 for bridge financing, and has received $500,000. The notes are due on demand.

     b) In conjunction with the Plan and Agreement of Reorganization, the Company has issued a Promissory Note for $400,000 at no interest payable in 90 days - which note effected the retirement to treasury of 15,274,600 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $288,769 cash capital at the end of the period and current liabilities of $512,817. The Company will need to either borrow money or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended June 30, 2006 compared to same period in 2005.
----------------------------------------------------------------------------

The Company had no revenue for the period. The Company incurred $107,934 in general and administrative expenses in the period in 2006 and none in 2005. Expenses in 2006 were in relation to the Plan and Agreement of Reorganization with Momentum Bio Fuiels, Inc. The Company had loss in the quarter in 2006 of ($107,934) compared to no loss on operations for the period in 2005. The net loss per share was ($.003) in the quarter in 2006 compared to none in the quarter in 2005.

Results of Operations for Six Month Period Ended June 30, 2006 compared to same period in 2005.
--------------------------------------------------------------------------------

The Company had no revenue for the period. The Company incurred $107,934 in general and administrative expenses in the period in 2006 and none in 2005. Expenses in 2006 were in relation to the Plan and Agreement of Reorganization with Momentum Bio Fuiels, Inc. The Company had loss in the quarter in 2006 of ($107,934) compared to no loss on operations for the period in 2005. The net loss per share was ($.003) in the quarter in 2006 compared to none in the quarter in 2005.


Liquidity  and Capital  Resources.
----------------------------------

At June 30, 2006, the Company had $288,769 in cash and $115,000 in other assets with which to conduct operations. There can be no assurance that the Company will be able to carry out its a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

NEED FOR ADDITIONAL FINANCING

     The Company has capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover operationsl cash needs. There is no assurance, however, that without adequate funds it will ultimately allow registrant to carry out its new business.

The Company will need to raise additional funds to conduct its planned business activities in the next twelve months.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report June 30, 2006 and have concluded that the disclosure controls internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuers internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuers internal control over financial reporting.

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

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         8K12g3 - filed June 5, 2006
         8K12g3A - filed July 18, 2006

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: August __, 2006
                                              By: /s/ Charles T. Phillips
                                                  ---------------------------
                                                  Charles T. Phillips, President