Form 10QSB
period 2006-09-30
TONGA CAPITAL CORP
filed 2006-12-04
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended: September 30, 2006


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

              3027 Marina Bay Dr., Suite 105, League City, TX 77573
              -----------------------------------------------------
             (Address of principal executive offices) (Postal Code)


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

Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). __Yes X No

As of September 30, 2006, 48,301,664 shares of common stock were outstanding.

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

                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      NINE-MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

JASPERS + HALL, PC
CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
9175 E. Kenyon Avenue, Suite 100
Denver, CO 80237
303-796-0099


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Tonga Capital Corporation
Denver, CO


We have reviewed the accompanying consolidated balance sheet of Tonga Capital Corporation as of September 30, 2006, and the related consolidated statement of operations for the three-month period and period May 8, 2006 (inception) to September 30, 2006, and the related statements of stockholders' equity and cash flows for the period May 8, 2006 (inception) to September 30, 2006. These financial statements are the responsibility of the Company's management.

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



Jaspers + Hall, PC
Denver, CO
November , 2006
/s/Jaspers + Hall, PC



                            TONGA CAPITAL CORPORATION
                         (A Development Stage Company)
                           Consolidated Balance Sheets
                                                                                                                      Unaudited
                                                                                           September 30,
                                                                                                2006
                                                                                          -----------------
ASSETS:

Current assets:

   Cash                                                                                           $ 11,941
   Prepaid expenses                                                                                 37,912
                                                                                          -----------------

Total current assets                                                                                49,853
                                                                                          -----------------

Fixed assets:

   Office equipment                                                                                  4,502
   Plant equipment                                                                                  12,914
   Plant - Construction in Progress                                                              1,249,235
                                                                                          -----------------

Total fixed assets                                                                               1,266,651
                                                                                          -----------------

Other assets:
   Loan origination fees                                                                            10,000
   Security deposit                                                                                 26,278
                                                                                          -----------------

Total other assets                                                                                  36,278
                                                                                          -----------------

TOTAL ASSETS                                                                                    $1,352,782
                                                                                          =================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

     Accounts payable                                                                            $ 106,397
     Accrued interest                                                                               17,339
     Accrued expenses                                                                               44,437
    Convertible note payble                                                                        250,000
    Note payable - Related Party                                                                   400,000
    Note payable                                                                                   250,000
                                                                                          -----------------

Total Current Liabilities                                                                        1,068,173
                                                                                          -----------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 48,301,664 shares issued and outstanding                                            483,016
Additional Paid-In Capital                                                                         289,860
Deficit accumulated during the development stage                                                  (488,267)
                                                                                          -----------------

Total Stockholders' Deficit                                                                        284,609
                                                                                          -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $1,352,782
                                                                                          =================



See Accountants' Review Report


                            TONGA CAPITAL CORPORATION
                         (A Development Stage Company)
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                           May 8, 2006
                                                     Three-Months Ended   (Inception) to
                                                       September 30,      September 30,
                                                        2006                2006
                                                    --------------       ------------

Revenue:                                                      $ -                $ -
                                                    --------------       ------------

Expenses:
   Plant expenses                                          52,473             59,723
   General and Administrative                             255,961            318,360
                                                    --------------       ------------

Total Expenses                                            308,434            378,083
                                                    --------------       ------------

Other Income/Loss
   Interest income                                          1,543              1,826
   Interest expense                                       (16,654)           (18,222)
   Offering expenses                                      (56,788)           (93,788)
                                                    --------------       ------------

Total Other Income/Expense                                (71,899)          (110,184)
                                                    --------------       ------------


Net (Loss)                                             $ (380,333)         $(488,267)
                                                    ==============       ============

Per Share Information:
   Weighted average number of
     common shares outstanding                         47,537,914         32,274,076
                                                    --------------       ------------

Net Profit (Loss) per Common Share                    $ (0.008)           $ (0.015)
                                                    = =========           = =======



See Accountants' Review Report





                            TONGA CAPITAL CORPORATION
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flow

                                   (Unaudited)

                                                                                     May 8, 2006
                                                                                   (Inception) to
                                                                                   September 30,
                                                                                        2006
                                                                                  -----------------

Cash Flows from Operating Activities:
Net (Loss)                                                                              $ (488,267)
  Adjustments to reconcile net loss to cash used in
    operating activities:
   (Increase) in Prepaid Insurance                                                         (37,912)
   (Increase) in Security Deposit                                                          (26,278)
   (Increase) in Loan Origination Fees                                                     (10,000)
   Increase in Accounts Payable                                                            106,397
   Increase in Accrued Interest Expense                                                     17,339
   Increase in Other Accrued Expenses                                                       44,437
                                                                                  -----------------

Net Cash Provided by Operating Activiites                                                 (394,284)

Cash Flows from Investing Activities:
   Acquisition costs net of cash                                                            (1,249)
   Purchase of fixed assets                                                             (1,266,651)
                                                                                  -----------------

Net Cash Provided by Investing Activities                                               (1,267,900)
                                                                                  -----------------

Cash Flows from Financing Activities:
    Proceeds from Note Payable                                                             250,000
    Proceeds from Convertible Notes Payable                                                250,000
    Stock issued for cash                                                                1,174,125
                                                                                  -----------------

Net Cash Used for Financing Activities                                                   1,674,125
                                                                                  -----------------

Net Increase (Decrease) in Cash                                                             11,941
                                                                                  -----------------

Cash and cash equivalents - Beginning of period                                                  -
                                                                                  -----------------

Cash and cash equivalents - End of period                                                 $ 11,941
                                                                                  =================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                                 $ -
                                                                                  =================
      Income Taxes                                                                             $ -
                                                                                  =================


See Accountants' Review Report





                                                   TONGA CAPITAL CORPORATION
                                                 (A DEVELOPMENT STAGE COMPANY)
                                   Consolidated Statement of Stockholders' Equity (Deficit)
                                                      September 30, 2006

                                                          (Unaudited)





                                                                                                           Deficit
                                                                                                           accumulated
                                                                                      Additional         during the
                                                       Common Stock                     Paid-In          development
                                                  -------------------------------
                                                   # of Shares         Amount           Capital             stage             Totals
                                              --------------    -------------    --------------     --------------     -------------
May 8, 2006 (Inception)                                   0              $ -               $ -                $ -               $ -
Stocked issued at formation                      39,275,000          392,750          (392,750)                 -                 -
Stocks repurchased prior to merger              (16,525,000)        (165,250)         (234,750)                 -          (400,000)
Recapitalization adjustment                      24,377,539          243,775          (245,024)                 -            (1,249)
Stock Issued for cash                             1,174,125           11,741         1,162,384                  -         1,174,125
Net Loss for Period                                       -                -                 -           (488,267)         (488,267)
                                             --------------    -------------    --------------     --------------     -------------
Balance - September 30, 2006                     48,301,664        $ 483,016         $ 289,860         $ (488,267)        $ 284,609
                                             ==============    =============    ==============     ==============     =============

See Accountants' Review Report


                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Consolidated Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 1 - Organization:

Tonga Capital Corporation (the "Company") was incorporated on January 29, 1987, in the state of Colorado. The Company was organized to operate any type of lawful business as the officers and directors of the Registrant could, in their absolute discretion, determine. On May 31, 2006, Tonga Capital Corporation signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. (a Texas Corporation). The merger was between the parent and the subsidiary Company and was accounted for as a recapitalization of Momentum Biofuels, Inc. The historical financial statements are those of Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 39,275,000 shares of common stock of Tonga Capital Corporation in exchange for 39,275,000 shares of Momentum Biofuels, Inc. and become a wholly owned subsidiary of Tonga Capital Corporation. Momentum Biofuels, Inc. was incorporated on May 8, 2006. The Company's fiscal year end is December 31.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities exceed the current assets by $1,018,320 and have an accumulated deficit of $488,267.

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

Note 3 - Debt:

A non-interest bearing note payable for $400,000 to Ultimate Investments Corporation, a company that is wholly-owned by a shareholder of the Company, was issued on June 30, 2006, in exchange for 16,525,000 shares of common stock, which were immediately retired. The note matured on September 28, 2006. Since the note was not paid at maturity, interest began to accrue at 12% on that date.

                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Consolidated Notes to Financial Statements
                               September 30, 2006
                                   (Unaudited)

Note 3 - Debt (Cont):

The Company issued two promissory notes for bridge financing in June 2006. Each note was for $250,000 and both are due upon demand. One note, held by a third-party, is to be converted to stock upon finalization of the private placement discussed in footnote 6 concerning subsequent events. It will be converted at the same price of private placement, which is $1 per share. Currently, interest is being accrued at 12.25%. The other note is held by The Elevation Fund, LLC, which is wholly owned by a shareholder of the Company. The Elevation Fund note is also accruing interest at 12.25%.

Note 4 - Obligations and Commitments:

The Company has entered into certain agreements involving the leasing of corporate office space and space at the plant location, office and plant equipment and financing insurance policies. Pursuant to these agreements, the Company is obligated to make the following payments: $106,166 in the 4th Quarter of 2006, $466,513 in 2007, $392,358 in 2008, $389,599 in 2009, $330,053 in 2010
and $326,074 in 2011.

Note 5 - Capital Stock:

The Company's Board of Directors has authorized 500,000,000 shares of common stock to be issued. In June 2006 several shareholders surrendered 16,537,500 shares of stock to be cancelled in exchange for a $400,000 note. In June 2006, as part of the Agreement and Plan of Reorganization, as amended, the Company issued 39,275,000 shares of common stock to the shareholders of Momentum Biofuels, Inc. in exchange for 39,275,000 shares of Momentum Biofuels, Inc. common stock. Prior to the merger the shareholders of Tonga Capital Corporation have been issued and retained 24,377,539 of common stock in the recapitalization of Momentum Biofuels, Inc.

Note 6 - Subsequent Event:

On July 25, 2006, the Company initiated a private placement of 6,000,000 shares of common stock at a price of $1 per share. At September 30, 2006, 1,174,125 shares were subscribed and accepted by the Company. At the time of this filing 1,319,125 shares of stock have been subscribed and accepte

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Tonga Capital Corporation ("Tonga Capital Corp.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Tonga Capital Corporation actual results to be materially different from any future results expressed or implied by Tonga Capital Corporation in those statements. Important facts that could prevent Tonga Capital Corporation from achieving any stated goals include, but are not limited to, the following:

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

CHANGES IN FINANCIAL CONDITIONS.

The Company entered into a Plan and Agreement of Reorganization on May 31, 2006, whereby it acquired 100% of Momentum Biofuels, Inc. as a wholly owned subsidiary. It has completed the acquisition of Momentum Biofuels, Inc. as of June 30, 2006. Tonga Capital Corp. intends to change its name to Momentum Biofuels, Inc. after a shareholder meeting. The new updated business plan of Tonga Capital Corp. is as follows:

Momentum Biofuels, Inc. is a Texas corporation, which will operate as a wholly-owned subsidiary, whose business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean or mustard seed oil, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. Such blends are typically 2%, 5% or 20% biodiesel, with the balance being petroleum diesel and are identified as B-2, B-5 and B-20, respectively.

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

a) The Company has issued two Promissory Notes, each for $250,000 for bridge financing, and has received $500,000. The notes are due on demand.

b) In conjunction with the Plan and Agreement of Reorganization, the Company has issued a Promissory Note for $400,000 at no interest payable in ninety days. This note effected the retirement of 16, 525,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $11,941 cash capital at the end of the period and current liabilities of $1,068,173. The Company will need to either borrow money or make additional private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 2006.


The Company had no revenue for the period and incurred $52,473 in plant expenses. The Company incurred $327,860 in general and administrative expenses, offering expenses and net accrued interest expenses in the period. Expenses were in relation to the Plan and Agreement of Reorganization with Momentum Biofuels, Inc. and the construction of its initial biodiesel plant. The Company had a loss in the quarter of $380,333, resulting in a net loss per share of $.008 for the quarter. No prior period comparison can be made because Momentum , the operating subsidiary was formed May 8, 2006 and had no 2005 operations. The acquisition of Momentum is treated as a recapitalization and prior results of the predecessor, Tonga Capital Corp., as a shell are not presented in the consolidation.


Results of Operations for the Period from May 8, 2006 (Inception) to September 30, 2006.

The Company had no revenue for the period. The Company incurred $59,723 in plant expenses and $428,544 in general and administrative expenses, offering expenses and net accrued interest expenses in the period from May 8, 2006 (inception) to September 30, 2006. Expenses were in relation to the Plan and Agreement of Reorganization with Momentum Biofuels, Inc. and the construction of its initial biodiesel plant. The Company had a loss during this period of $488,267, resulting in a net loss per share of $.015.

The Company had no revenue for the period and incurred $52,473 in plant expenses. The Company incurred $327,860 in general and administrative expenses, offering expenses and net accrued interest expenses in the period. Expenses were in relation to the Plan and Agreement of Reorganization with Momentum Biofuels, Inc. and the construction of its initial biodiesel plant. The Company had a loss in the quarter of $380,333, resulting in a net loss per share of $.008 for the quarter. No prior period comparison can be made because Momentum , the operating subsidiary was formed May 8, 2006 and had no 2005 operations. The acquisition of Momentum is treated as a recapitalization and prior results of the predecessor, Tonga Capital Corp., as a shell are not presented in the consolidation.

Liquidity and Capital Resources.


At September 30, 2006, the Company had $11,941 in cash and $1,266,651 in other assets with which to conduct operations. There can be no assurance that the Company will be able to carry out its business plan. Due to lack of revenues, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management of the Company have advised that they will pay certain costs and expenses of the Company from their personal funds as interest free loans in order to facilitate development of the Company's business plan. Management believes that the Company has inadequate working capital to pursue any operations at this time; however, loans to the Company from management may facilitate development of a business plan. The Company does not intend to pay dividends in the foreseeable future. As of the end of the reporting period, the Company had no material cash or cash equivalents.

NEED FOR ADDITIONAL FINANCING

The Company has capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will seek loans or equity placements to cover further capital or operational cash needs. There is no assurance, however, that without more capital it will ultimately allow the registrant to carry out its new business.

The Company will need to raise additional funds to conduct its planned business activities in the next twelve months. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may to compensate providers of services by issuances of stock in lieu of cash.

The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report regarding the December 31, 2005, financial statements. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenue, limited capital, limited cash, as yet on productive other assets, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

Management hopes to develop its business plan and will need to seek and obtain further funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report September 30, 2006, and has concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
-------------------------


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

Item 3. Defaults Upon Senior Securities.


None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------


         None

Item 5. Other Information.


         None

Item 6. Exhibits and Reports on Form 8-K.


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

                                                     TONGA CAPITAL, INC.


Date: November 30, 2006
                                              By: /s/ Charles T. Phillips
                                                  --------------------

                                             Charles T. Phillips, President