Form 10QSB/A
period 2006-06-30
TONGA CAPITAL CORP
filed 2007-04-10
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2006


                        Commission file number 00-50619

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

2600 South Shore Blvd., Suite 100, League City, TX 77573
- ---------------------------------------------------
(Address of principal executive offices)     (Postal Code)


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

                       Statement Regarding This Amendment

          We are amending our Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006 as previously filed on August 22, 2006. We have identified certain accounting errors related to costs associated with the reverse acquisition as well as the number of common shares outstanding that are revised herein. We also determined that we had not properly accrued expenses relating to legal fees, accounting fees, and origination fees, nor had we properly accounted for warrants issued in connection with the bridge financing.

          We have added further disclosures to footnote 8 to disclose a $400,000 note payable assumed in connection with the reverse acquisition we participated in on June 30, 2006. The effect of the changes related to accounting for the issues described above on our statement of operations from inception through June 30, 2006 was an increase in our net loss attributable to common shareholders of $434,869. Basic loss attributable to common shareholders per share from inception through June 30,2006 was a decrease of $0.01. The effect on our balance sheet as of June 30, 2006 was a decrease in total assets of $223,323, an increase in total liabilities of $286,086, and decrease in stockholders' equity of $509,409.

         In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed on August 22, 2006. This Amended Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the respective date of that filing except to reflect the effects of the restatements described above, except as otherwise specifically identified herein. This amendment should also be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.



                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                  (Unaudited)


                                                                                                     June 30,
                                                                                                       2006
                                                                                                    (Restated)
                                                                                            ---------------------------
ASSETS
Current Assets
   Cash                                                                                                    $   288,769
   Prepaid insurance                                                                                             7,250
                                                                                            ---------------------------
Total Current Assets                                                                                           296,019

Office furniture, net of accumulated depreciation of $ -0-                                                       1,507
Asset being developed for our own use                                                                          100,076
Other assets - security deposits                                                                                17,858
                                                                                            ---------------------------
TOTAL ASSETS                                                                                               $   415,460
                                                                                            ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts payable                                                                                       $    17,641
    Accrued expenses                                                                                             1,568
    Note payable -related party                                                                                400,000
    Convertible note payable, net of discount of $130,306                                                      369,694
                                                                                            ---------------------------
Total Current Liabilities                                                                                      788,903
                                                                                            ---------------------------

Stockholders' Equity (Deficit):
Common Stock, $.01 par value; 500,000,000 shares
authorized, 47,127,539 issued and  outstanding                                                                 471,275

Additional paid-in capital                                                                                    (301,915)

Deficit accumulated during development stage                                                                  (542,803)
                                                                                            ---------------------------
Total Stockholders' Equity (Deficit)                                                                          (373,443)
                                                                                            ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 $   415,460
                                                                                            ===========================

See accompanying notes to consolidated financial statements.





                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Operations
          For the Period From Inception (May 8, 2006) to June 30, 2006
                              (Unaudited, Restated)



       Revenue                                                                                      $          -
                                                                               ------------------------------------
       Expenses
          Plant expenses                                                                                     7,250
          General and administrative                                                                       123,518
          Recapitalization expenses                                                                        400,000
                                                                               ------------------------------------
       Total Expenses                                                                                      530,768
                                                                               ------------------------------------
       Loss from Operations                                                                               (530,768)
                                                                               ------------------------------------

       Other Income (Expense)
          Interest income                                                                                      283

          Interest expense                                                                                 (12,318)
                                                                               ------------------------------------

       Total Other Income (Expense)                                                                        (12,035)
                                                                               ------------------------------------

       Net Loss                                                                                     $     (542,803)
                                                                               ====================================

       Per Share Information:
          Weighted average number of
            common shares outstanding                                                                   39,420,417
                                                                               ------------------------------------

       Net Loss per Common Share                                                                    $        (0.01)

                                                                               ====================================


See accompanying notes to consolidated financial statements.




                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       Consolidated Statement of Cash Flow
                              (Unaudited, Restated)
          For the Period From Inception (May 8, 2006) to June 30, 2006


Cash Flows from Operating Activities
Net loss                                                                                                $      (542,803)
  Adjustments to reconcile net loss to cash used in
    operating activities:
     Amortization of debt discount                                                                               10,750
     Recapitalization expense                                                                                   400,000
     Changes in:
       Accounts payable                                                                                          17,641
       Accrued expenses                                                                                           1,568
       Prepaid insurance                                                                                         (7,250)
                                                                                    ------------------------------------
Net Cash Used in Operating Activities                                                                          (120,094)
                                                                                    ------------------------------------

Cash Flows from Investing Activities
   Acquisition of fixed assets                                                                                  (79,757)
    Increase in security deposits                                                                               (17,858)
                                                                                    ------------------------------------
Net Cash Used in Investing Activities                                                                           (97,615)
                                                                                    ------------------------------------

Cash Flows from Financing Activities
    Proceeds from related party notes payable                                                                   250,000
    Proceeds from convertible notes payable                                                                     250,000
   Costs contributed by principal owner                                                                           6,478
                                                                                    ------------------------------------
Net Cash Provided by Financing Activities                                                                       506,478
                                                                                    ------------------------------------
Net Increase in Cash                                                                                            288,769

Cash and cash equivalents - Beginning of period                                                                       -
                                                                                    ------------------------------------
Cash and cash equivalents - End of period                                                                $      288,769
                                                                                    ====================================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                                           $            -
                                                                                    ====================================
      Income Taxes                                                                                       $            -
Investing activities
    Capitalized interest during construction period                                                      $       21,826
Financing activities
     Note payable issued for recapitalization                                                            $      400,000
                                                                                    ====================================

See accompanying notes to consolidated financial statements.






                           TONGA CAPITIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            Consolidated Statement of Stockholders' Equity (Deficit)
        For the Period From Inception (May 8, 2006) through June 30, 2006
                              (Unaudited, Restated)


                                                                                    Additional
                                                       Common Stock                   Paid-In          Accumulated
                                            -----------------------------------
                                              # of Shares         Par Amount          Capital            Deficit             Totals
                                            -----------------    --------------    --------------    ----------------    -----------
Stock issued at formation                         39,275,000         $ 392,750        $(386,272)         $         -     $    6,478
Reverse Acquisition Capitalization                 7,852,539            78,525          (78,525)                   -              -
Issuance of warrants                                                                     162,882                   -        162,882
Net loss                                                   -                 -                 -           (542,803)       (542,803)
                                            -----------------    --------------    --------------    ----------------    -----------
Balance June 30, 2006                             47,127,539         $ 471,275        $(301,915)         $ (542,803)     $ (373,443)
                                            =================    ==============    ==============    ================    ===========


See accompanying notes to consolidated financial statements.


                            TONGA CAPITAL CORPORATION
                          (A Development Stage Company)
                   Consolidated Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Tonga Capital Corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes of Momentum Biofuels, Inc. contained in Tonga's Form 8-K and Form 8-K/A describing its reverse acquisition with Momentum on June 30, 2006.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

Note 2 - Organization

Tonga Capital Corporation was incorporated on January 29, 1987 in Colorado and has been a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006 to begin biodiesel fuel production.

On June 30, 2006 Tonga entered into an Agreement and Plan of Reorganization with Momentum. The shareholders of Momentum received 39,275,000 shares of common stock of Tonga in exchange for 39,275,000 shares of Momentum, which became a wholly owned subsidiary of Tonga. This transaction was accounted for as a reverse acquisition with Momentum being treated as the accounting acquirer.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

Tonga's consolidated financial statements include the accounts of Tonga and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid investments purchased with original maturities of three months or less.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Office equipment, furniture and fixtures                                5 years

The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," management reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in the group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Assets Being Developed for Our Own Use

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

Income Taxes

Tonga and its subsidiary file a consolidated federal tax return.

Tonga uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period from inception (May 8, 2006) to June 30, 2006, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.





Weighted average shares used to compute basic and diluted net loss per
   common share:                                                                    39,420,417
                                                                                ===============
Securities  convertible  into shares of common stock at June 30, 2006,  not used because the effect would be anti-dilutive:
      Stock warrants related to notes payable                                          120,000
                                                                                ===============

Total securities convertible into shares of common stock                               120,000
                                                                                ===============

Recent Accounting Pronouncements

Tonga does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 4 - Going Concern

Tonga's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Tonga's current liabilities exceed its current assets by $492,884 and it has an accumulated deficit of $542,803 as of June 30, 2006.

Tonga has not earned any revenue from operations. Tonga's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Note 5 - Restatement

Tonga recently determined that its accounting for the reverse acquisition with Momentum was done in error. The primary error was treating a note payable of $400,000 which was issued to certain shareholders of Tonga as a stock redemption when it should have been treated as a recapitalization expense. This note was issued as consideration for the retirement of shares held by those shareholders and is being treated as an expense of the acquisition in these financial statements. Tonga also identified and corrected the following errors:

|X|      Expensed loan origination fees of $10,000
|X|      Accrued legal and accounting fees of $16,392
|X|      Revised the weighted average number of common shares outstanding
|X| Allocated proceeds of debt issued with warrants of $162,882 between debt and equity based upon the relative fair value of the warrants and amortized the debt discount as interest expense over the term of the note in the amount of $10,750

Our financial statements for the period from inception (May 8, 2006) through June 30, 2006 have been restated for the changes described above and to correct reporting related to the operations of the accounting acquirer in our historical financial statements. The impact of the adjustments relating to the transaction on the Balance Sheet as of June 30, 2006 and the Statement of Operations for the Period from Inception (May 8, 2006) through June 30, 2006 are summarized below:





                                                                As Previously
                                                                Reported                 Adjustment               As Restated
                                                        -------------------------    --------------------    ----------------------
Balance Sheet
Plant equipment                                                     $     78,250            $    (78,250)             $          -
Asset being developed for our own use                                          -                 100,076                   100,076
Goodwill                                                                 245,149                (245,149)                        -
Accounts payable                                                           1,249                  16,392                    17,641
Convertible note payable                                                 250,000                 119,694                   369,694
Notes payable                                                            250,000                (250,000)                        -
Notes payable - related party                                                  -                 400,000                   400,000
Additional paid-in-capital                                              (227,375)                (74,540)                 (301,915)
Deficit accumulated during the development stage                        (107,934)               (434,869)                 (542,803)

Statement of operations
For the Period From Inception (May 8, 2006) to June 30, 2006
General and administrative                                          $    62,399             $     61,119              $    123,518
Recapitalization expense                                                       -                 400,000                   400,000
Interest expense                                                           1,568                  10,750                    12,318
Offering expenses                                                         37,000                 (37,000)                        -

Net Loss                                                                (107,934)               (434,869)                 (542,803)
Weighted average number of common shares
outstanding                                                           32,658,133               6,762,284                39,420,417
Net Loss Per Common Share                                           $      (0.00)                                       $    (0.01)


Note 6 - Assets Being Developed For Our Own Use

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

Tonga capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost capitalized during the period from inception (May 8, 2006) through June 30, 2006 amounted to $21,826.

Note 7--Income Taxes

Tonga did not incur any income tax expense during the period from inception (May 8, 2006) through June 30, 2006 due to operating losses and the related increase in the valuation allowance.

Tonga has recorded a valuation allowance for the full amount of the net deferred tax assets because management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At June 30, 2006, Tonga had net operating loss carryforwards for federal income tax purposes of approximately $532,000 that may be offset against future taxable income. To the extent not used, the net operating loss carryforwards will expire in 2026.



Note 8 - Notes Payable to Related Party


Notes payable as of June 30, 2006 consist of the following:

                                             Description                                                 Amount
        --------------------------------------------------------------------------------------    ----------------------
        Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned by a shareholder  originally scheduled to mature on
        September 28, 2006.
                                                                                                           $    400,000
                                                                                                  ----------------------

          Total                                                                                            $    400,000
                                                                                                  ======================

The note payable to Ultimate Investments Corporation was issued for the purchase and cancellation of stock as a condition of the acquisition of Momentum by Tonga and the associated cost is being treated as an expense of the acquisition in these financial statements. The note matured on September 28, 2006.

On April 3, 2007, Ultimate Investments Corporation and the Company entered into a Forbearance Agreement which allows the Company to make scheduled payments of principal and interest through December 31, 2007.

Note 9 - Convertible Notes Payable


Convertible notes payable as of June 30, 2006 consist of the following:

                                       Description                                                   Amount
------------------------------------------------------------------------------------------     -------------------
Note payable  originally  issued to The Elevation  Fund,  LLC, an entity wholly-
owned by a shareholder of Tonga subsequently  assigned to a non-related entity -
The West Hampton Special Situation Fund, LLC, no stated interest rate,  interest accruing by mutual  agreement at 12.25% . This note is secured by a blanket lien on all of Tonga's  assets not  otherwise  encumbered,  net of debt  discount  of
$130,306
                                                                                                      $   119,694

Note payable originally issued to Gus Blass II in the amount of $250,000, one-half assigned to Kearney Holdings, LLC, no stated interest rate, interest accruing by mutual
agreement at 12.25%                                                                                       125,000

Note payable originally issued to Gus Blass in the amount of $250,000, one-half assigned to Kirby Holdings, LLC, no stated interest rate, interest accruing by mutual agreement
at 12.25%                                                                                                 125,000
                                                                                               -------------------
  Total                                                                                               $   369,694
                                                                                               ===================

On April 3, 2007, the parties have agreed to convert the principal and interest due on the note currently held by The West Hampton Special Situation Fund, LLC (at the price of $1 per share) into 275,742 shares of restricted common stock of Tonga. In addition, The Elevation Fund, LLC will receive 10,000 shares of restricted common stock of Tonga as an origination fee for placing the debt.

The notes payable originally issued to Gus Blass II and The Elevation Fund LLC, and subsequently assigned were issued with 100,000 warrants for the purchase of common stock. Tonga calculated the relative fair value of these warrants at $162,822 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65. The note discount was amortized over the ninety day term of the note using the effective interest method. Amortization of the discount for the period from June 13, 2006 through June 30, 2006 amounted to $10,750.

On April 3, 2007, the parties have agreed to convert the principal and interest due on the notes currently held by Kirby Holdings, LLC and Kearney Holdings, LLC (at the price of $1 per share) into 250,000 shares of restricted common stock of Tonga with all interest to be paid in cash.

The weighted average interest rate for all short term borrowings amounts to 12.2%. Interest costs incurred for the period from inception (May 8, 2006) through June 30, 2006 amounted to $34,144, of which $21,826 was capitalized as construction period interest on the biodiesel plant being constructed for our own use.

Note 10 - Subsequent Events

Tonga leased office and plant space and equipment in the third quarter of 2006. Pursuant to these agreements, Tonga is obligated to make the following payments:
$136,166  in the 4th  quarter  of  2006,  $466,513  in 2007,  $392,358  in 2008,
$389,599 in 2009, $330,053 in 2010 and $326,074 in 2011.

On July 25, 2006, Tonga initiated a private placement of 6,000,000 shares of common stock at $1 per share. At the time of this filing 2,888,975 shares of stock have been subscribed and accepted related to the private placement.

Please read Notes 8 and 9 for subsequent events regarding debt.

Item 2. Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------


Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB/A contains forward-looking statements. The presentation of future aspects of Tonga Capital Corporation ("Tonga," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Tonga's actual results to be materially different from any future results expressed or implied by Tonga in those statements. Important facts and risks that could prevent Tonga from achieving any stated goals include, but are not limited to, the following:


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

There is no assurance that the Company will be profitable. The Company may not be able to successfully develop, manage or market its products and services. The Company may not be able to attract or retain qualified executives and technology personnel. The Company's products and services may become obsolete. Government regulation may hinder the Company's business. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options. Other risks are inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for the year ended Decmber 31,2005 and any current reports on Form 8-K filed by the Company.


CHANGES IN FINANCIAL CONDITION.

The Company entered into a Plan and Agreement of Reorganization on May 31, 2006, whereby it has acquired 100% of Momentum as a wholly-owned subsidiary. Tonga intends to change its name to "Momentum Biofuels, Inc." after a shareholder meeting. The new updated business plan of Tonga is as follows:

Momentum is a Texas corporation, which will operate as a wholly-owned subsidiary, whose business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean or mustard seed oil, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. Such blends are typically 2%, 5% or 20% biodiesel with the balance being petroleum diesel and are identified as B-2, B-5 and B-20, respectively.

The principals of Momentum have been involved in the development of processes for the production of biodiesel from "yellow grease" (grease trap grease) and RBD soy oil (refined, bleached and deodorized) for over four years. Most recent involvement has included the production and sale of biodiesel on a continuous basis for over a year.

     a) Momentum has issued two Promissory Notes, each for $250,000 for bridge financing, and has received $500,000. The notes are due on demand. The notes were subsequently assigned to new parties. Arrangements are in the process of being made with these parties in connection with the payments of such notes.

     b) In conjunction with the Plan and Agreement of Reorganization, Tonga issued a Promissory Note for $400,000 at no interest payable and due in 90 Days. This note was issued in exchange for the return of shares of Tonga that were returned to treasury and in accordance with SAB 103 and CIRP.T.GuideAcctRules.ReverseAcquis.1999 is being treated as an expense of the acquisition in these financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $288,769 cash at the end of the period and current liabilities of $788,903. The Company will need to either borrow money or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of its stock.

Results of Operations for the Quarter Ended June 30, 2006.
----------------------------------------------------------------------------

The Company had no revenue for the period from May 8, 2006 through June 30, 2006. The Company incurred $123,518 in general and administrative expenses in the period. Recapitalization expenses of $400,000 in 2006 were in relation to the Plan and Agreement of Reorganization with Momentum. The Company had a net loss for the period of $542,803. The net loss per share was ($0.01) for the period.

Liquidity  and Capital  Resources.
----------------------------------

At June 30, 2006, the Company had $288,769 in cash and $126,691 in other assets with which to conduct operations. There can be no assurance that the Company will be able to carry out its business plan. Due to the lack of revenues, the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements. Management believes that the Company has inadequate working capital to pursue any operations at this time. The Company does not intend to pay dividends in the foreseeable future.

NEED FOR ADDITIONAL FINANCING

The Company has capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover operational cash needs. There is no assurance, however, that without adequate funds it will ultimately allow registrant to carry out its new business.

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

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, nominal other assets, and no capital commitments.

Management will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:


         Tonga maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Tonga maintains that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

         At the end of the period covered by this Interim Report, Tonga carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Tonga's disclosure controls and procedures. Based on the foregoing, Tonga's Chief Financial Officer concluded that Tonga's disclosure controls and procedures were not effective to ensure that all material information required to be filed in this Interim Report had been made known to them in a timely fashion.

         The deficiencies in our internal control related to expense recognition, proper recording of debt and disclosure control deficiencies related to transactions involving issuances of Tonga's stock. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

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

         (Not applicable)


Item 5. Other Information.
- - --------------------------

         (Not applicable)


Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          31.1 Sarbanes-Oxley Certification by the President and Chief Executive Officer
          31.2    Sarbanes-Oxley Certification by the Chief Financial Officer
          32.1 Sarbanes-Oxley Certification by the President and Chief Executive Officer
          32.2    Sarbanes-Oxley Certification by the Chief Financial Officer
         (b) Reports on Form 8-K

         8K12g3 - filed June 5, 2006
         8K12g3A - filed July 18, 2006

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TONGA CAPITAL, INC.


Date: April 10, 2007
                                              By: /s/ Barent W. Cater
                                                  ---------------------------
                                                  Barent W. Cater, President and
                                                  Chief Executive Officer

                                              By: /s/ Stuart C. Cater
                                                  ---------------------------
                                                  Stuart C. Cater, Chief
                                                  Financial Officer