Form 10QSB/A
period 2006-09-30
TONGA CAPITAL CORP
filed 2007-04-11
CIK 813718

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

             2600 South Shore Blvd, Suite 100, League City, TX 77573
              - ---------------------------------------------------
             (Address of principal executive offices) (Postal Code)


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

                       Statement Regarding This Amendment

We are amending our Quarterly Report on Form 10-QSB/A for the quarter ended September 30, 2006 as previously filed on December 4, 2006. We have identified certain accounting errors related to costs associated with the reverse acquisition as well as the number of common shares outstanding that are revised herein. We also determined that we had improperly capitalized loan origination fees and had not properly accrued expenses related to legal and accounting fees, nor had we properly accounted for warrants issued in connection with the bridge financing.

We have added further disclosures to footnote 8 to disclose the note assumed in connection with the reverse acquisition we participated in on June 30, 2006. The effect of the changes related to accounting for the changes described above on our statement of operations was a decrease in our net loss attributable to common shareholders of $67,979 for the three months ended September 30, 2006 and an increase of $366,890 for the period from inception (May 8, 2006) to September 30, 2006. Net loss per common share for the period from inception (May 8, 2006) to September 30, 2006 remained unchanged as the weighted average number of common shares outstanding was increased by 12,261,476 shares for the period. The effect on our balance sheet as of September 30, 2006 was a increase in total assets of $146,586, an increase in total liabilities of $37,989, and an increase in stockholder's equity of $108,597.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB/A previously filed on December 4, 2006. This Amended Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB/A previously filed or discuss any other developments after the respective date of that filing except to reflect the effects of the restatements described above, except as otherwise specifically identified herein.

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




                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                  (Unaudited)


                                                                                                       September 30,
                                                                                                           2006
                                                                                                        (Restated)
                                                                                                     ------------------
ASSETS
Current Assets

   Cash                                                                                                    $    11,941
   Prepaid insurance                                                                                            37,912
                                                                                                     ------------------
Total Current Assets                                                                                            49,853

Property & equipment, net of accumulated depreciation of $823                                                   16,593
Assets being developed for our own use                                                                       1,406,644
Other assets - security deposits                                                                                26,278
                                                                                                     ------------------
TOTAL ASSETS                                                                                               $ 1,499,368
                                                                                                     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                                       $   188,823
    Accrued expenses                                                                                            17,339
    Note payable - related parties                                                                             400,000
    Convertible note payable                                                                                   500,000
                                                                                                     ------------------
Total Current Liabilities                                                                                  $ 1,106,162
                                                                                                     ------------------

Stockholders' Equity:
Common Stock, $.01 par value; 500,000,000 shares
   authorized, 48,301,664 shares issued and outstanding                                                        483,016
Additional paid-in capital                                                                                     765,347

Deficit accumulated during development stage                                                                  (855,157)
                                                                                                     ------------------
Total Stockholders' Equity                                                                                  $  393,206
                                                                                                     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 $ 1,499,368
                                                                                                     ==================

See accompanying notes to consolidated financial statements.






                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                              Period From Inception
                                                        Three-Months Ended                      (May 8, 2006) to
                                                        September 30, 2006                     September 30, 2006
                                                            (Restated)                             (Restated)
                                                  --------------------------------    --------------------------------------
Revenue                                                          $              -                         $               -
                                                  --------------------------------    --------------------------------------

Expenses

   Plant expenses                                                          52,555                                    59,805
   General and administrative                                             207,781                                   331,299
   Recapitalization expenses                                                    -                                   400,000
                                                  --------------------------------    --------------------------------------
Total Expenses                                                            260,336                                   791,104
                                                  --------------------------------    --------------------------------------
Loss from Operations                                                     (260,336)                                 (791,104)
                                                  --------------------------------    --------------------------------------

Other Income (Expense)
   Interest income                                                          1,543                                     1,826
   Interest expense                                                       (53,561)                                  (65,879)
                                                  --------------------------------    --------------------------------------
Total Other Income (Expense)                                              (52,018)                                  (64,053)
                                                  --------------------------------    --------------------------------------

Net Loss                                                         $       (312,354)                        $        (855,157)
                                                  ================================    ======================================

Per Share Information:
   Weighted average number of
     common shares outstanding                                         47,537,914                                44,535,552
                                                  --------------------------------    --------------------------------------

Net Loss per Common Share                                        $          (0.01)                         $          (0.02)
                                                  ================================    ======================================


See accompanying notes to consolidated financial statements.






                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       Consolidated Statement of Cash Flow
                              (Unaudited, Restated)
        For the Period From Inception (May 8, 2006) to September 30, 2006


Cash Flows from Operating Activities:
Net loss                                                                                                               $   (855,157)
  Adjustments to reconcile net loss to cash used in operating activities:
    Depreciation                                                                                                                823
     Amortization of debt discount                                                                                           53,751
     Imputed interest on related party note                                                                                   3,906
     Recapitalization expense                                                                                               400,000
     Changes in
       Accounts payable                                                                                                     158,475
       Accrued expenses                                                                                                       7,339
       Prepaid insurance                                                                                                    (37,912)
                                                                                                          --------------------------
Net Cash Used in Operating Activities                                                                                      (268,775)
                                                                                                          --------------------------
Cash Flows from Investing Activities:
    Acquisition of fixed assets                                                                                          (1,266,651)
    Increase in security deposits                                                                                           (26,278)
                                                                                                          --------------------------
Net Cash Used in Investing Activities                                                                                    (1,292,929)
                                                                                                          --------------------------
Cash Flows from Financing Activities:
    Proceeds from related party notes payable                                                                               250,000
    Proceeds from convertible notes payable                                                                                 250,000
    Stock issued for cash                                                                                                 1,067,167
    Costs contributed by principal owner                                                                                      6,478
                                                                                                          --------------------------
Net Cash Provided by Financing Activities                                                                                 1,573,645
                                                                                                          --------------------------
Net Increase in Cash                                                                                                         11,941

Cash and cash equivalents - Beginning of period                                                                                   -
                                                                                                          --------------------------
Cash and cash equivalents - End of period                                                                               $    11,941
                                                                                                          ==========================

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for:
      Interest                                                                                                          $       882
      Income Taxes                                                                                                      $         -
Investing activities
    Capitalized interest during construction period                                                                     $   127,061
Financing activities
    Note payable issued for recapitalization                                                                            $   400,000

See accompanying notes to consolidated financial statements.






                           TONGA CAPITIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholders' Equity
     For the Period From Inception (May 8, 2006) through September 30, 2006
                              (Unaudited, Restated)


                                                                                    Additional
                                                       Common Stock                   Paid-In          Accumulated
                                            -----------------------------------
                                              # of Shares         Par Amount          Capital            Deficit             Totals
                                            -----------------    --------------    --------------    ----------------    -----------
Stock issued at formation                         39,275,000         $ 392,750         $(386,272)          $       -      $   6,478
Reverse acquisition recapitalization               7,852,539            78,525           (78,525)                  -              -
Issuance of warrants                                                                     162,882                   -        162,882
Imputed interest on loan from shareholder                                                 11,836                   -         11,836
Shares issued in private placement
   for cash                                        1,174,125            11,741         1,055,426                   -      1,067,167
Net loss                                                                                                    (855,157)      (855,157)
                                            -----------------    --------------    --------------    ----------------    -----------
Balance - September 30, 2006                      48,301,664         $ 483,016         $ 765,347           $(855,157)     $ 393,206
                                            =================    ==============    ==============    ================    ===========

See  accompanying  notes to  consolidated  financial statements.



                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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


Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

Tonga's consolidated financial statements include the accounts of Tonga and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Office equipment, furniture and fixtures                                 5 years
Plant equipment                                                          7 years


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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period from inception (May 8, 2006) to September 30, 2006, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


Weighted average shares used to compute basic and diluted net loss per
   common share:                                                                    44,535,552
                                                                                ===============
Securities  convertible  into shares of common stock at September 30, 2006,  not used because the effect would be anti-dilutive:
      Stock warrants related to notes payable                                          120,000
                                                                                ---------------

Total securities convertible into shares of common stock                               120,000
                                                                                ===============

Recent Accounting Pronouncements

Tonga does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 4 - Going Concern

Tonga's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities at September 30, 2006, exceed current assets by $1,056,309 and a deficit of $855,157 has been accumulated through September 30, 2006.

Tonga has not earned any revenue from operations. Tonga's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 5 - Restatement

Tonga recently determined that its accounting for the reverse acquisition with Momentum was done in error. The primary error was treating a note payable of $400,000 which was issued to certain shareholders of Tonga as a stock redemption when in fact it should have been treated as a recapitalization expense. This note was issued as consideration in exchange for the return of shares of Tonga by certain shareholders and is being treated as an expense of the acquisition in these financial statements. Tonga also identified and corrected the following errors:

|X|      Capitalized loan origination fees of $10,000
|X|      Made a provision for depreciation expense of $823
|X| Capitalized expenses during the construction period on the asset being developed for our own use and other items totaling $157,409
|X|      Accrued legal and accounting fees of $37,989
|X|      Revised the weighted average number of common shares outstanding
|X| Allocated proceeds of debt issued with warrants of $162,882 between debt and equity based upon the relative fair value of the warrants and amortized the debt discount as interest expense over the term of the note in the amount of $53,751





Our financial statements from inception through September 30, 2006 have been restated to effect the changes described above and to correct reporting related to the operations of the accounting acquirer in our historical financial statements. The impact of the adjustments relating to the transaction on the balance sheet and statement of operations as of September 30, 2006 and for the three month period ended September 30, 2006 and for the period from inception
(May 8, 2006) through September 30, 2006 are summarized below:


                                                As Previously
                                                   Reported                  Adjustment                   As Restated
                                             ---------------------    -------------------------    ---------------------------
Balance Sheet
Property & equipment                                  $    17,416                $        (823)                $       16,593
Assets being developed for our own use                  1,249,235                      157,409                      1,406,644
Loan Origination Fees                                      10,000                      (10,000)                             -
Accounts Payable                                          150,834                       37,989                        188,823
Additional Paid-in-Capital                                289,860                      475,487                        765,347
Deficit Accumulated during the development stage      $  (488,267)               $    (366,890)                $     (855,157)

Statement of operations
For the Three Months Ended September
Plant expenses                                        $    52,473                $          82                 $       52,555
General and Administrative                                255,961                      (48,180)                       207,781
Offering expenses                                          56,788                      (56,788)                             -
Net Loss                                                 (380,333)                      67,679                       (312,354)
Net Loss Per Common Share                             $     (0.01)               $           -                 $        (0.01)

Statement of operations
For the Period From Inception (May 8,
Plant expenses                                        $    59,723                $          82                 $       59,805
General and Administrative                                318,360                       12,939                        331,299
Recapitalization Expense                                        -                      400,000                        400,000
Offering expenses                                          93,788                      (93,788)                             -
Net Loss                                                 (488,267)                    (366,890)                      (855,157)
Weighted average number of common                      32,274,076                   12,261,476                      44,535,55
Net Loss Per Common Share                             $     (0.02)               $           -                 $        (0.02)



Note 6 - Assets Being Developed For Our Own Use

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

Tonga capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost capitalized during the period from inception (May 8, 2006) through September 30, 2006 amounted to $127,061.

Note 7--Income Taxes

Tonga did not incur any income tax expense during the period from inception (May 8, 2006) through September 30, 2006 due to operating losses and the related increase in the valuation allowance.

Tonga has recorded a valuation allowance for the full amount of the net deferred tax assets because management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. At
September 30, 2006, Tonga had net operating loss carryforwards for federal income tax purposes of approximately $914,000 that may be offset against future taxable income. To the extent not used, the net operating loss carryforwards will expire in 2026.


Note 8 - Notes Payable to Related Parties

Notes payable as of September 30, 2006 consist of the following:

                                         Description                                                      Amount
-----------------------------------------------------------------------------------------------    ----------------------
Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned  by a shareholder  originally  scheduled to mature on September 28,
2006, currently in default
                                                                                                            $    400,000
                                                                                                   ----------------------

The note payable to Ultimate Investments Corporation was issued as consideration for the return of outstanding shares of Tonga and the associated cost is being treated as an expense of the acquisition in these financial statements. The note matured on September 28, 2006.

On April 3, 2007, Ultimate Investments Corporation and the Company entered into a Forbearance Agreement which allows the Company to make scheduled payments of principal and interest through December 31, 2007.


Note 9 - Convertible Notes Payable

Convertible notes payable as of September 30, 2006 consist of the following:

                                         Description                                                      Amount
-----------------------------------------------------------------------------------------------     -------------------
Note payable originally issued to The Elevation Fund, LLC, an entity wholly owned by a shareholder of Tonga subsequently assigned to a non-related entity - The West Hampton Special
Situation Fund, LLC, no stated interest rate, interest accruing by mutually agreement at
12.25% .  This note is secured by a blanket lien on all of Tonga's assets not otherwise
encumbered.                                                                                                $   250,000

Note payable originally issued to Gus Blass II in the amount of $250,000, one-half assigned to Kearney Holdings, LLC, no stated interest rate, interest accruing by mutually agreement at
12.25%                                                                                                         125,000

Note payable originally issued to Gus Blass in the amount of $250,000, one-half assigned to
Kirby Holdings, LLC, no stated interest rate, interest accruing by mutually agreement at
12.25%                                                                                                         125,000
                                                                                                    -------------------

  Total                                                                                                    $   500,000
                                                                                                    ===================

On April 3, 2007, the parties have agreed to convert the principal and interest due on the note currently held by The West Hampton Special Situation Fund, LLC (at the price of $1 per share) into 275,131 shares of restricted common stock of Tonga. In addition The Elevation Fund, LLC will receive 10,000 shares of restricted common stock of Tonga as an origination fee for placing the debt.

The notes payable originally issued to Gus Blass II and The Elevation Fund LLC and subsequently assigned were issued with 100,000 warrants for the purchase of common stock. Tonga calculated the relative fair value of these warrants at $162,822 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65. The note discount was amortized over the ninety day term of the note using the effective interest method and as of September 30, 2006 such discount has been completely amortized.

On April 3, 2007, the parties have agreed to convert the principal and interest due on the notes currently held by Kirby Holdings, LLC and Kearney Holdings, LLC (at the price of $1 per share) into 250,000 shares of restricted common stock of Tonga with all interest to be paid in cash.

The weighted average interest rate for all short term borrowings amounts to 12.25%. Interest costs incurred for the period from inception (May 8, 2006)
through September 30, 2006 amounted to $192,940 of which $127,061 was capitalized as construction period interest on the biodiesel plant being constructed for our own use.

Note 10 - Obligations and Commitments

Tonga has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Tonga is obligated to make the following payments:
$136,166  in the 4th  quarter  of  2006,  $466,513  in 2007,  $392,358  in 2008,
$389,599 in 2009, $330,053 in 2010 and $326,074 in 2011.

Note 11 - Subsequent Events

On July 25, 2006, Tonga initiated a private placement of 6,000,000 shares of common stock at a price of $1 per share. At the time of this filing 2,888,975 shares of stock have been subscribed and accepted related to the private placement.

Please read footnotes 8 and 9 for subsequent events regarding debt.


Item 2. Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB/A contains forward- looking statements. The presentation of future aspects of Tonga Capital Corporation ("Tonga Capital Corporation," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for prior periods and any Current Reports on Form 8-K filed by the Company.

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

b) In conjunction with the Plan and Agreement of Reorganization, the Company has issued a Promissory Note for $400,000 at no interest payable and due in ninety days. This note was issued in exchange for the return of shares of the Company that were then retired and in accordance with SAB 103 and CIRP.T.GuideAcctRules.ReverseAcquis.1999 is being treated as an expense of the acquisition in these financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $11,941 cash at the end of the period and current liabilities of $1,106,162. The Company will need to either borrow money or make additional private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

Results of Operations for the Quarter Ended September 30, 2006.
--------------------------------------------------------------

The Company had no revenue for the period and incurred $52,555 in plant expenses. The Company incurred $207,781 in general and administrative expenses in the period in 2006. Expenses in 2006 were in relation to the Plan and Agreement of Reorganization with Momentum Biofuels, Inc. and the construction of its initial biodiesel plant. The Company had a loss in the second quarter of 2006 of $312,354. The net loss per share was $0.01 in the quarter in 2006.

Results of Operations from inception (May 8, 2006) to September 30, 2006.
-----------------------------------------------------------------------

The Company had no revenue for the period. The Company incurred $59,805 in plant expenses and $331,299 in general and administrative expenses in the nine-month period in 2006 and none in 2005. The Company incurred $400,000 in recapitalization expenses during this period. Expenses in 2006 were in relation to the Plan and Agreement of Reorganization with Momentum Biofuels, Inc. and the construction of its initial biodiesel plant. The Company had cumulative net losses during this period of $855,157. The net loss per share was $0.02 during this period.

Liquidity and Capital Resources.

At September 30, 2006, the Company had $11,941 in cash and $1,487,427 in other assets with which to conduct operations. There can be no assurance that the Company will be able to carry out it's a business plan. Due to lack of revenues the Company is unable to predict the period for which it can conduct operations. Accordingly, the Company will need to seek additional financing through loans, the sale and issuance of additional debt and/or equity securities, or other financing arrangements.

Management believes that the Company has inadequate working capital to pursue any operations at this time. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has not yet commenced with revenue generating activities, has limited capital, nominal other assets, and no capital commitments. The effects of such condition could easily be to cause the Company's bankruptcy.

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

Management will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

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

Item 3. Defaults Upon Senior Securities.
---------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------


         (Not applicable)

Item 5. Other Information.
-------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------


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