Form 10KSB
period 2006-12-31
TONGA CAPITAL CORP
filed 2007-04-16
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           For the fiscal year ended December 31, 2006

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ____________ to _____________.

                        Commission File Number: 000-50619

                            TONGA CAPITAL CORPORATION
                            -------------------------
        (Exact name of small business issuer as specified in its chapter)

---------------------------------------- --------------------------------------
               Colorado                               84-1069035
---------------------------------------- --------------------------------------
    (State or other jurisdiction of      (IRS Employer Identification Number)
     Incorporation or organization)
---------------------------------------- --------------------------------------

             2600 South Shore Blvd, Suite 100, League City, TX 77573
                    (Address of principal executive offices)

                                  (281)334-5161
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

         Class                         Name of each exchange on which registered
--------------------------------------------------------------------------------
   Common Stock, $0.01 Par Value                              None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock

     Check  whether  the  issuer(1)  filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] No [X]

         State issuer's revenues for its most recent fiscal year:  $0

         As of April 4, 2007, 50,552,256 common shares were issued and outstanding. On April 4, 2007, the aggregate market value of the 7,512,356 common shares of the Company held by non-affiliates was $12,395,387, based on $1.65 per share market closing price.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):    YES [  ] NO [X]





TABLE OF CONTENTS                                                                  Page

PART I

Item 1. Description of Business                                                    1

Item 2. Description of Property                                                    10

Item 3. Legal Proceedings                                                          11

Item 4. Submission of Matters to a Vote of Security Holders                        11


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters      11

Item 6. Management's Discussion and Analysis of Financial Condition & Results
of Operations                                                                      13

Item 7. Financial Statements                                                       16

Item 8. Changes In and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                       16
         Item 8A Controls and Procedures                                           17
         Item 8A (T). Controls and Procedures                                      17
         Item 8B.  Other Information                                               17

PART II

Item 9. Directors,  Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance with Section 16(a) of the Exchange Act.                     18

Item 10.  Executive Compensation                                                   22

Item 11.  Security  Ownership of Certain  Beneficial Owners and Management and
Related Stockholder Matters                                                        24

Item  12.  Certain Relationship and Related Transactions, and  Director
Independence                                                                       25

Item 13.  Exhibits                                                                 25

Item 14.  Principal Accountant Fees and Services                                   26

Signatures                                                                         27


This Form  10KSB  contains  forward-looking  statements  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

Tonga Capital Corporation (the "Company" or "Tonga") was incorporated on January 29, 1987, and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant.

On June 30, 2006, the Company completed a reverse acquisition with Momentum Biofuels, Inc. ("Momentum"), which was accounted for as a recapitalization of Momentum. Tonga issued 39,275,000 shares of its common stock to the shareholders of Momentum in exchange for 100% of the issued and outstanding shares of Momentum (39,275,000 shares). As a result of the transaction, Momentum became a wholly-owned subsidiary of Tonga. Momentum is a Texas corporation and is in the business of biodiesel production.

In connection with the acquisition of Momentum on June 30, 2006, the Company issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation, a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in exchange for 16,525,000 shares of Tonga common stock held by certain shareholders of the Company, which were then retired.

In connection with the acquisition, the following changes were made in the management of the Company on June 5, 2006:

- Mr. Jeff Ploen, the President, Chief Executive Officer and Chief Financial Officer of the Company resigned,

- Mr. Charles T. Phillips was appointed the President, Chief Executive Officer and Chairman of the Company; and

-    Ms. Elizabeth Evans was appointed to the Board of Directors.

In March 2007, the Company underwent a change in management and controlling ownership. Messrs. Phillips and Degeyter resigned as the Chief Executive Officer and Chief Financial Officer, respectively. Messers. Barent Cater and Stuart Cater were appointed as the Chief Executive Officer and Chief Financial Officer, respectively. In addition, Ms. Evans resigned from the Board of Directors in January 2007. Mr. Phillips resigned as the Chairman of the Board of Directors and Mr. Cater has been nominated to replace him. In addition, other individuals have been nominated to the Board of Directors and these nominations are pending. See Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

CURRENT BUSINESS

The Company conducts its business operations through its wholly-owned subsidiary, Momentum. Momentum was incorporated in the State of Texas on May 8, 2006 and is located in League City, Texas, a suburb of Houston, Texas. Momentum intends to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils, such as soybean or canola seed oil, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. Momentum intends to derive the biodiesel it will produce from soybean oil.

Since June 30, 2006, the Company and Momentum have focused their business efforts on the construction of a biodiesel production facility located in LaPorte, Texas. Construction on the production facility is in process and is anticipated to be completed sometime during the spring of 2007. Once the construction of the production facility is completed, the Company will initiate several pilot biodiesel runs before beginning production. The Company estimates that the production facility will be able to produce 1,667,000 gallons per month (approximately 20,000,000 gallons per year).

The production facility also includes production facility administration offices and laboratory space. All other administrative and sales activities of Momentum will be conducted from the Company's League City offices.

PRODUCT OVERVIEW

The primary product that Momentum intends to produce is pure biodiesel that is also known as B-100 ("biodiesel"). Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but it can be used in any concentration with petroleum-based diesel fuel in existing diesel engines with no major modification to the engines. Biodiesel is produced by a simple manufacturing process called transesterification, which removes glycerin from the vegetable oil or animal fat. The process leaves two products, biodiesel and glycerin.

Biodiesel  is an  alternative  fuel  choice  to the use of pure  petroleum-based diesel. Biodiesel provides several environmental, health and efficiency advantages over the use of pure petroleum-based diesel. The most significant of these advantages is that biodiesel burns cleaner than petroleum-based diesel. When used in conventional diesel engines, studies have shown biodiesel to reduce emissions of total unburned hydrocarbons by as much as 70% and total carbon monoxide and other particulate matter by almost 50%. The use of biodiesel essentially eliminates sulfur emissions altogether. The use of biodiesel also significantly reduces health risks associated with petroleum diesel. The Environmental Protection Agency ("EPA"), has surveyed a large body of studies whose findings show that biodiesel emissions exhibit decreased levels of polycyclic aromatic hydrocarbons ("PAH") and nitrated polycyclic aromatic hydrocarbons ("nPAH"), which have been identified as potential cancer causing compounds. In the health effects testing, PAH compounds were seen to be reduced by 75% to 85%, and targeted nPAH compounds were reduced by 90% to 99%. These reductions in carcinogens are also realized in blends as low as B-20 (a mixture of 20% biodiesel and 80% petroleum diesel.) In May 2000, biodiesel became the only alternative fuel in the country that successfully completed the Tier I and Tier II Health Effects testing required under the Clean Air Act. These results clearly demonstrate that significant reductions in most currently regulated emissions can be achieved by using biodiesel.

Biodiesel has additional advantages over traditional petroleum-based diesel other than burning cleaner. Biodiesel has an extremely high flash point, making it safer to transport than petroleum diesel because it takes a higher temperature to flame. Biodiesel is also easier on diesel engines; increasing engine life with its usage, as well as reducing the odor that petroleum-based diesel produces. Biodiesel delivers similar torque, horsepower and miles-per-gallon as petroleum-based diesel, without any need to make engine modifications or changes in the fuel handling system or in the delivery system.

INDUSTRY OVERVIEW

The market for biodiesel and alternative fuels is growing at a rapid pace due, in part, to increases in petroleum prices, the availability of government subsidies and federal regulations. In 2002, approximately 15 million gallons of biodiesel were produced in the United States. Production increased from 25 million gallons in 2003 to 200 million gallons in 2006. The National Biodiesel Board ("NBB") has estimated that the number of consumer biodiesel stations rose nearly 50% last year to 200 biodiesel stations. The Company believes that biodiesel will be further integrated into the existing petroleum-delivery infrastructure as more terminals begin to carry it. Terminals currently carrying biodiesel are located in Kansas, Texas, Alabama, Georgia, Minnesota, Indiana, Wisconsin and Iowa. Recently, a major pipeline company announced that it intends to invest $100 million in a biodiesel storage facility located within close proximity to the Company's LaPorte plant. The Company believes that this is further evidence that the demand for biodiesel is increasing.

The U.S. Department of Energy ("DOE") has identified biodiesel as the fastest growing segment of the alternative fuel market. The DOE has estimated that biodiesel sales could reach approximately $2 billion annually through the use of government incentives; this represents approximately 8% of conventional highway diesel fuel consumption. Based on current rates of petroleum consumption, the DOE also predicts that demand for petroleum products will outstrip supply by 2037. These projected increases in the biodiesel market are driven by a combination of not only environmental and health concerns, but also by the need for the United States to reduce its dependence on petroleum.

The biodiesel industry is part of the broader alternative fuel industry. Alternative fuel is any fuel that can be substituted for traditional gasoline or diesel fuels. Compressed natural gas, methanol, ethanol, propane, electricity, biodiesel and hydrogen are all federally recognized alternative fuel sources. There are vehicles that are currently designed to run on such alternative fuels. Biodiesel has the advantage over these fuels because it works in existing diesel engines, and eliminates engine modification costs that would ultimately be passed on to the consumer.

Federal, state, and local governments that operate fleets of diesel vehicles continue to be the main driver of demand for the biodiesel industry. The Energy Policy Act of 1992 ("EPAct") requires that these fleets earn alternative fuel vehicle credits, which can be accomplished by purchasing biodiesel. The NBB estimated that the federal fleets have increased usage of biodiesel from approximately 500,000 gallons in 2000 to around 30 million gallons in 2004. By May of 2004, according to the NBB, there were more than 400 major government fleets using biodiesel, including all branches of the United States military, Yellowstone National Park, NASA, several state departments of transportation, major public utility fleets, cities fleets such as Berkeley, California and more than 50 school districts.

The extent of biodiesel's penetration in these markets is largely a result of the requirements of the EPAct. The EPAct requires federal, state and some local fleets to phase in partial use of alternative fuel vehicles by 2006. Government vehicles can meet the requirements of the Act by using B-20 in their existing diesel engines. Because B-20 does not require fleets to purchase new equipment, it is the cheapest way to comply with the EPAct. An NBB-sponsored survey of operators of 53 fleets representing more than 50,000 diesel-powered vehicles found that 91% of respondents were in favor of using biodiesel. Forty-five percent of the operators surveyed were currently using biodiesel and among them, B-20 was the fuel of choice. On March 21, 2007, Cummins, Inc., a major manufacturer of diesel engines, approved the use of B-20 in their 2002 and later emission-compliant engines. Management believes these types of endorsement will help drive the demand for the B-100 biodiesel product.

The Company believes that new "clean diesel" rules promulgated by the EPA also have the potential to increase demand for biodiesel. Starting in 2006, the EPA required diesel refiners to reduce nitrogen oxide emissions by removing up to 99% of the sulfur content in the fuel. Sulfur gives petroleum-based products greater lubrication and reducing sulfur in petroleum-based diesel reduces the fuel's lubricity which can lead to engine damage. However, biodiesel produced from soybean oil has no sulfur and serves as a good lubricator. This provides a solution to refiners seeking compliance with these new regulations. In May 2004, the EPA announced that these same rules would apply, starting in 2007, to diesel refiners for "off-road" diesel vehicles, such as farm and construction equipment. Those industries affected by the change will include agriculture, construction and mining, all of which rely heavily on larger diesel machinery.

PRODUCT MARKET DEVELOPMENT

The primary product that the Company intends to produce is pure biodiesel (B-100). The Company also intends to sell the glycerin that is produced as a by-product of the biodiesel manufacturing process. Glycerin is a primary component used in the manufacturing of soap. While the Company is also committed to providing other alternative fuels in the future, at this time, the Company does not have any current plans to produce and market products other than B-100 and glycerin.

If the Company can successfully complete plant construction and is successful with the plant acceptance testing, management then believes the Company will be positioned to sell pure biodiesel to distributors, jobbers, local and governmental fleets located throughout Texas. The Company intends to concentrate on building a market presence in Texas through the sale of B-100.

The Company is currently in the process of establishing relationships with distributors in Texas and with national distributors interested in purchasing biodiesel. In addition to marketing to local distributors, the Company intends to directly market its product to government fleets and metropolitan public transport fleets.

The Company's initial focus will be on efficiently operating the LaPorte plant at its planned capacity and sales of the product. The Company does contemplate in the future building additional plants in the Gulf Coast region. The Company hopes to identify and secure additional production sites which are adjacent to or co-located with marine fuel terminals. This strategy would allow the Company to take advantage of waterborne logistics for delivery of feedstock and delivery of finished products, including access to the expanding European marketplace. Biodiesel finished products must eventually converge into the traditional fuel supply chain; access to terminal storage and integration into the domestic fuel pipeline and fuel terminal infrastructure is a key consideration of liquidity and marketability of biodiesel.

EMPLOYEES

At of December 31, 2006, the Company employed approximately 10 persons on a full-time basis, of which approximately 6 were engaged in manufacturing activities and 4 were engaged in sales, administration, and support. It is expected that when the plant begins production, Momentum will have approximately 15 employees.

PATENTS AND TRADEMARKS

Because the process for making biodiesel is well known, the Company does not own or utilize patents related to the production of its products. The Company intends to utilize "Momentum" as a trademark and trade name in connection with the sale and marketing of its biodiesel product. The Company intends to monitor the use of developed intellectual property and will evaluate from time to time if any of such property can be patented.

COMPETITION

The current biodiesel industry in Texas is fragmented, there is no one producer dominating any segment of the market. The market is composed mainly of small producers scattered around the state and several larger producers either in production, or scheduled to be in production within the next year. These producers will offer competition for the Company. In addition to the above mentioned producers, major integrated oil and chemical companies who have substantial access to resources could choose to enter the market and offer significant competition to the company. The Company also faces competition from those companies who provide alternative fuel sources, other than biodiesel and from existing petroleum-based diesel producers.

TAX CREDITS AND GOVERNMENTAL GRANTS

Governmental subsidies for producers of biodiesel exist at the state and federal level. Chapter 16 of the Texas Agriculture Code entitles a producer of biodiesel to receive $0.20 per gallon of fuel ethanol or biodiesel produced in each plant registered according to the guidelines of the chapter until the tenth anniversary of the date production from the plant begins. The statute further provides that for each fiscal year, a producer of biodiesel may not receive grants for more than 18 million gallons of fuel ethanol or biodiesel produced at any one registered plant. The state of Texas requires the producer to pay $0.032 per gallon of biodiesel produced, thus providing a net subsidy of $0.168 per gallon. The Company also intends to make use of the $0.10 per gallon Federal Tax Credit, which is part of the IRS Small Agri-producer Tax Credit program. This program provides a Tax credit up to $1.5 million per year.

The Company intends to fully utilize these government programs and believes that they are essential for biodiesel to compete against petroleum-based diesel products in the marketplace.

Biodiesel and blended biodiesel distributors receive a credit of $1.00 per gallon of B-100 biodiesel marketed against their Federal Excise Tax due on petroleum-based diesel. This credit should permit the Company to market its biodiesel to distributors at a price of approximately $1.00 greater than petroleum-based diesel and remain competitive with petroleum diesel.

GOVERNMENT REGULATIONS

The biodiesel product that the Company intends to produce is subject to meeting standard D 6751 set forth by the American Society for Testing and Materials.
Production is also subject to federal, state and local regulations concerning the environment and occupational safety and health. The Company anticipates that it will not experience difficulty in complying with these regulations.

                                        4
RISK FACTORS

THE COMPANY IS A DEVELOPMENT STAGE COMPANY AND HAS NO EXPERIENCE IN THE BIODIESEL INDUSTRY, WHICH INCREASES THE RISK OF ITS INABILITY TO BUILD AND OPERATE THE BIODIESEL PLANT.

We are a development stage company that has not started production. Our only asset is the nearly completed plant in LaPorte, Texas. While management does not foresee any factors which would cause significant delay to plant completion, items may arise which could delay or even prevent completion of the plant, significantly reducing the value of the Company. We have no operating history on which an investor can base an evaluation of its business and its prospects. We are subject to the business risks and uncertainties associated with any new business, including the risk that the business objectives may not be achieved.

THE COMPANY HAS NO EXPERIENCE IN BUILDING OR OPERATING BIODIESEL PLANTS OR OPERATING IN THE BIODIESEL INDUSTRY.

The Company operates through its wholly-owned subsidiary, Momentum, but has had no prior experience in building or operating biodiesel plants. The success of the Company is entirely dependent upon the success of Momentum, a development stage company, and the business efforts of Momentum may not be successful. The Company's sole source of income will be Momentum's business, and is conditioned upon Momentum's ability to generate sufficient cash flow.

THE COMPANY'S LACK OF BUSINESS DIVERSIFICATION COULD NEGATIVELY IMPACT THE VALUE OF THE COMPANY IF REVENUES FROM THE BUSINESS DO NOT MEET PROJECTIONS.

The Company expects the business to consist solely of the production and sales of biodiesel and its co-products. Neither the Company nor Momentum has any other lines of business or other sources of revenue.

RISKS RELATED TO CONSTRUCTION AND OPERATION OF THE BIODIESEL PLANT

THE COMPANY WILL DEPEND ON KEY CONTRACTORS AND SUPPLIERS, WHOSE FAILURE TO PERFORM COULD FORCE US TO ABANDON CONSTRUCTION OF THE PLANT OR HINDER OUR ABILITY TO OPERATE PROFITABLY.

The Company  will be highly  dependent  upon  Coastal  Safety and  Environmental
Systems, LLC to complete the build out of the La Porte plant. Management believes that the plant construction has progressed sufficiently to reduce this risk. However, if Coastal Safety and Environmental Systems, LLC terminates its relationship with us, the plant completion schedule might be in jeopardy and would significantly impact our projected revenues and profit.

THE  COMPANY  WILL DEPEND ON THE  MANAGEMENT  TEAM TO MANAGE  PLANT  OPERATIONS,
MANAGE PERSONNEL,  PROCURE RAW MATERIALS   AND MARKET FINISHED PRODUCTS; ITS
FAILURE TO DO SO COULD CAUSE THE COMPANY TO HALT OR DISCONTINUE PRODUCTION OF BIODIESEL AND THIS WOULD DAMAGE OUR ABILITY TO GENERATE REVENUES.

The Company expects that our success will be highly dependent upon management's ability to hire and train personnel to operate the plant in a safe and productive manner. Management is currently looking for qualified plant engineers to fill these important positions. Management is also in the process of developing Plant Safety and Plant Operations programs to ensure the plant is operated safely and to the level of productivity expected by the business plan. If the completed plant does not operate to the level anticipated, we will rely on the management team to address such deficiencies. There is no assurance that the management team will be able to address such deficiencies in an acceptable manner. Failure to do so could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and profit. We will also be highly dependent upon the management team to manage the plant operations, procure raw materials and market finished products. If the management team is unable to perform these tasks satisfactorily, our ability to generate revenues could be impacted.

THE  COMPANY  MAY  NEED TO  INCREASE  COST  ESTIMATES  FOR  CONSTRUCTION  AND/OR
OPERATION OF THE BIODIESEL PLANT AND BIODIESEL PLANT CONSTRUCTION AND/OR OPERATION COULD REQUIRE ADDITIONAL CAPITAL.

As of December 31, 2006, the Company has incurred $2,517,331 in construction costs on the LaPorte plant and management expects that the total construction expenditures upon completion will be approximately $3,300,000. There is no assurance that the final cost of the plant will not be materially higher than anticipated. There may be design changes or cost overruns associated with the construction of the plant. Any significant increase in the estimated construction cost and/or operational costs of the plant could delay our ability to generate revenues.

CHANGES IN PRODUCTION TECHNOLOGY COULD REQUIRE US TO COMMIT RESOURCES TO UPDATING THE BIODIESEL PLANT OR COULD OTHERWISE HINDER ITS ABILITY TO COMPETE IN THE BIODIESEL INDUSTRY OR TO OPERATE AT A PROFIT.

Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. The plant is a single-purpose plant and has no use other than the production of biodiesel and associated products. Much of the cost of the plant is attributable to the cost of production technology, which may be impractical or impossible to update. Changes in technology could cause us to operate the plant at less than full capacity for an extended period of time or cause us to abandon its business.

THE PLANT WILL BE A SPECIAL USE FACILITY. THE ENTIRE INVESTMENT IN THE PLANT MAY BE LOST IF WE CANNOT USE IT SUCCESSFULLY TO PRODUCE BIODIESEL PRODUCTS.

The LaPorte biodiesel plant is a special use facility. Though it could be modified for other uses, the value of the plant would be drastically reduced if the plant becomes unable to economically produce biodiesel. This could be caused by emerging technologies, local taxes, repeal of State and Federal subsidies for alternative fuels or other factors not controlled by management.

PLANT LOCATION

Though the plant is located in an area accessible to both rail and trucking lines, increases in either of these transportation expenses due to increased fuel costs or other factors outside of Momentum's control could adversely affect the profitability of the Company.

RISKS RELATED TO BIODIESEL PRODUCTION AND MARKETING

OUR SUCCESS IS DEPENDENT ON AN UNPROVEN PRODUCT.

We have never produced or marketed the intended product. The Company cannot assure that we will have success in marketing its product. The inability to successfully market and sell its product would have an adverse effect on our profitability.

OUR ABILITY TO OPERATE AT A PROFIT IS LARGELY DEPENDENT ON MARKET PRICES FOR BIODIESEL.

Results of operations and financial condition will be significantly affected by the selling price of biodiesel and related by-products. Price and supply are subject to and determined by market forces over which neither the Company nor its subsidiary has control. Revenues will be heavily dependent on the market prices for biodiesel. The NBB has estimated that in 2006 biodiesel production capacity was 864 million gallons per year, but only 200 million gallons were being produced. The NBB also suggests that there is over 1.7 billion gallons of capacity planned or under construction. Though large, this total planned capacity represents only 4% of the 2006 U.S. diesel fuel consumption of 60 billion gallons. If this total production capacity comes on-line, there can be no assurances that demand will rise to meet the increase in supply. Further, increased production of biodiesel may lead to lower prices which could significantly reduce the value of the Company.

Increased biodiesel production will likely also lead to increased supplies of other products derived from the production of biodiesel, such as glycerin. Glycerin prices in Europe have already declined over the last several years due to increased biodiesel production and saturation of the glycerin market. Those increased supplies could outpace demand in the United States, which would lead to lower prices for those products. There can be no assurance as to the price of biodiesel or any of its related products in the future. Any downward changes in the price of biodiesel or its related products may result in less income, which would decrease the Company's revenues.

COMPETITION FROM OTHER SOURCES OF FUEL MAY ADVERSELY AFFECT OUR ABILITY TO MARKET BIODIESEL.

Although the price of diesel fuel has increased over the last several years and continues to rise, diesel fuel prices per gallon remain at levels below or equal to the price of biodiesel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biodiesel as an environmentally-friendly alternative to petroleum-based products. If diesel prices do not continue to increase or a new fuel is developed to compete with biodiesel, it may be difficult to market biodiesel, which could result in the loss of revenues.

OUR BUSINESS IS SENSITIVE TO FEEDSTOCK PRICES, WHICH COULD INCREASE PRODUCTION COSTS AND DECREASE REVENUES.

The main ingredient that will be used to produce biodiesel is soybean oil. The cost of soybean oil represents approximately 85% of the cost of biodiesel production. Soybean oil is an international commodity, the prices for which are subject to the international agricultural market. Changes in the price of soybean oil can significantly affect our business. The price of soybean oil varies dramatically from month to month and year to year based on complex factors at play in the world soybean oil market. The price of soybean oil has fluctuated between $0.16 and $0.35 per pound over the last 3 years. Increased biodiesel production may also lead to an increase in the price of feedstock. Rising feedstock prices may produce lower profit margins. Soybean prices may also be affected by other market sectors, because soybeans are comprised of 80% meal used for feed and only 20% oil. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. There is no guarantee that we will be successful in controlling costs of soybean oil. Adverse pricing in the world market may have an adverse affect on our profitability or ability to continue as a going concern. While management is committed to testing its process with other feedstock (i.e. sunflower oil, palm oil, rapeseed oil and chicken tallow), there is no guarantee that the use of these feed stocks will result in increased profit margins for the Company. As a result, the inability to control feedstock prices may result in decreased profits.

ASIAN SOYBEAN RUST AND OTHER PLANT DISEASES COULD INCREASE THE COST AND AVAILABILITY OF FEEDSTOCK, THEREBY REDUCING OUR REVENUES.

Our current feedstock supply is highly dependant upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America and its presence in the United States was recently confirmed. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to the plant. An increase in the cost of feedstock supply would increase the cost of producing biodiesel and could decrease profits from operations.

RELIANCE UPON THIRD-PARTIES FOR RAW MATERIAL SUPPLY MAY HINDER OUR ABILITY TO PROFITABLY PRODUCE BIODIESEL.

In addition to being dependent upon the availability and price of feedstock supply, the Company will be dependent on relationships with third-parties, including feedstock suppliers. We must be successful in establishing feedstock agreements with third-parties. Although we are in discussions with several feedstock suppliers and have purchased feedstock to begin plant testing, we have no binding commitments from anyone to supply us feedstock long-term. Assuming that we can formalize feedstock purchase contracts, those suppliers could still interrupt our supply by not meeting their obligations under the contracts. If, because of market conditions, we are forced into a competitive environment for procurement of raw soybean oil, animal fats and other feedstock, or if the Company is unable to obtain adequate quantities of feedstock at economical prices, the Company's profits from operations could decrease.

AUTOMOBILE MANUFACTURERS AND OTHER INDUSTRY GROUPS HAVE EXPRESSED RESERVATIONS REGARDING THE USE OF BIODIESEL, WHICH COULD AFFECT OUR ABILITY TO MARKET OUR BIODIESEL.

Because it is a relatively new product, the research of biodiesel use in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged the use of biodiesel fuel in their vehicles, cautionary pronouncements by others may affect our ability to market our product. In addition, studies have shown that nitrogen oxide emissions from pure biodiesel increase by 10%. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biodiesel industry.


WE FACE SUBSTANTIALLY DIFFERENT RISKS IN THE BIODIESEL INDUSTRY THAN DO ETHANOL MANUFACTURERS.

The ethanol industry enjoys over 3 billion gallons of annual domestic demand and a vast existing production, marketing, and transportation network servicing a substantial demand. Conversely, in 2006, the biodiesel industry supplied only approximately 200 million gallons of fuel for domestic consumption. The entire diesel fuel market constitutes only about one-third of the gasoline market as a whole. The trucking industry consists of approximately 56% percent of the diesel market. Furthermore, diesel vehicles make up about only 4% of all passenger vehicle sales. Acceptance of biodiesel by consumers has been slow, and the biodiesel industry has faced opposition from the trucking industry and others about legislative mandates for its use. The present marketing and transportation network for biodiesel must expand significantly before biodiesel can become a significant component of the alternative fuels marketplace, making marketing of the final product difficult. For example, unlike ethanol, biodiesel is often not readily available at pumps in gasoline stations. Therefore, the Company may be unable to market its biodiesel profitably.

In addition, the Company faces a substantially different market than do ethanol producers for the supply of raw material. Manufacturers of ethanol often purchase raw grains directly from producers, which presents an almost unlimited supply from thousands of corn growers. We intend to purchase only raw or partially refined oils and fats from a very limited number of suppliers. Accordingly, we may be unable to obtain the necessary supply of raw materials and may be unable to operate at profitable levels.

The ethanol industry has historically enjoyed substantially more governmental support than the biodiesel industry on both the federal and state levels. These and other differences between the ethanol industry and our industry make risk and investment comparisons between the two industries unreliable.

WE  WILL  COMPETE  FOR  CUSTOMERS  IN AN  UNDEFINED  MARKETPLACE  THAT IS IN ITS
INFANCY.

The biodiesel industry is relatively new, and therefore the long-term customer base has not been adequately defined. Customers may include municipalities, school districts, the military, federal fleets and retail. Because the customer base may be narrow, it is possible that other producers of biodiesel may provide significant competition for these markets. The Company has not conducted a market study to substantiate the fact that significant competition might not arise or that the market would not be sensitive to such competition. The Company may not be able to compete successfully in the marketplace.

WE WILL COMPETE FOR RAW MATERIALS FOR WHICH MANY OTHER MATURE INDUSTRIES ALSO COMPETE.

In order for us to produce biodiesel, we must have a continuing supply of soy oil, vegetable fat sources, and animal fats from which to make our product. We will compete for raw materials with other industries that also have a need for those materials. If we cannot compete successfully to acquire raw materials, we will have to reduce our production or increase the cost of our production, thereby affecting the overall profitability.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

The biodiesel industry relies on federal legislation to create demand for the biodiesel product, which creates an artificial market. If the federal government ceases to provide incentives for biodiesel products, the demand for biodiesel products will decline.

Much of the existing demand for biodiesel is a result of the need of certain entities to comply with the requirements of the EPAct and clean air regulations promulgated by the EPA. The Company can give no assurance that these rules and regulations will continue to remain in effect throughout the lifetime of the Company. If these rules and regulations were repealed, the incentive for a substantial portion of our targeted customer base to purchase biodiesel would be eliminated, having a materially adverse effect on our profitability.

REGULATION OF OUR BUSINESS

The biodiesel industry is subject to federal, state, and local government regulations, including those relating to the certification of manufacturing and product, taxes on fuel, as well as transportation, emissions, environmental, building, and zoning requirements. Also, we will be subject to laws governing our relationships with employees, such as minimum wage requirements, overtime, working conditions, and work permit requirements (including the Immigration and Nationality Act of 1990, which requires employers to ask employees to present certain original documents to establish their identity and employment eligibility and to verify on INS Form I-9 that they are eligible to be employed in the U.S.). The failure to comply with such laws, obtain or retain certification, permit or license approvals, or an increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could have an adverse affect upon us.

LOSS OF FAVORABLE TAX AND PRODUCTION BENEFITS FOR BIODIESEL PRODUCTION COULD HINDER OUR ABILITY TO OPERATE AT A PROFIT.

The Company is currently eligible for certain state subsidies and federal tax credits which offset the cost differential between biodiesel and conventional petroleum-based diesel products. These subsidies and tax incentives may not continue, or, if they continue, the incentives may not remain at the same level. The elimination or reduction of tax incentives and subsidies to the biodiesel industry would reduce demand for biodiesel, decreasing our revenues and profitability.

A CHANGE IN  ENVIRONMENTAL  REGULATIONS  OR  VIOLATIONS  THEREOF COULD RESULT IN
ADDITIONAL COSTS FOR THE COMPANY, WHICH COULD HAVE AN ADVERSE EFFECT ON PROFITABILITY.

We are subject to extensive air, water and other environmental regulations and are required to obtain a number of environmental permits to construct and operate the plant. In addition, biodiesel producers are required to satisfy the fuel quality standards of the EPA. We have either applied for or are in the process of applying for all required permits and do not anticipate that any of these permits will be denied, or that the permitting process will delay scheduled production. However, if for any reason we are unable to obtain any of these permits, costs could increase and the plant completion could be delayed. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if the Company has the proper permits at the proper time, it may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations.

Under various federal, state, and local laws, ordinances and regulations, an owner and operator of a biodiesel plant may be liable for the costs of removal or remediation of certain hazardous substances released or located on its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances, or the failure to properly remediate such substances, when released, may adversely affect the owner's ability to sell such plant or to borrow funds using such plant as collateral. In addition to clean-up actions brought by federal, state and local agencies, the presence of hazardous waste on the plant site could result in personal injury or similar claims by private plaintiffs. Though the Company intends to properly utilize the plant, there is always the possibility that through accident or otherwise, environmental liabilities might arise, and in such case, the clean up thereof might prove very expensive, thereby decreasing the profitability or increasing the liabilities of the Company.

RISKS RELATED TO OUR COMMON STOCK

THERE ARE LIMITED TRADING MARKETS FOR THE COMPANY'S COMMON STOCK, THEREBY LIMITING AN INVESTOR'S OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently only a very limited trading market exists for the Company's common stock. The common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "TGPC." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for the Company's common stock will be sustained. There is no assurance that the Company's common stock will have any greater liquidity than shares that do not trade on a public market. An investor may be required to retain their investment for an indefinite period of time, and may not be able to liquidate the investment in the event of an emergency or for any other reasons.

ANY MARKET THAT DEVELOPS, IN SHARES OF THE COMPANY'S COMMON STOCK, WILL BE SUBJECT TO THE PENNY STOCK RESTRICTIONS WHICH WILL CREATE A LACK OF LIQUIDITY AND MAKE TRADING DIFFICULT OR IMPOSSIBLE.

The Company's common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Because the Company's common stock is deemed to be "penny stocks", trading in the shares of the Company's common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.

THE COMPANY WILL NOT PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

The Company has never declared or paid cash dividends and management does not expect the Company to be in a position to pay cash dividends in the foreseeable future. While the Company's dividend policy will be based on the operating results and capital needs of Momentum's business, management believes any future earnings will be retained to finance ongoing operations and the expansion of the business.

RISKS RELATED TO MANAGEMENT

Management has very limited experience in the business of biodiesel production, and they may be unable to operate the Company successfully.

The Company's management and Board of Directors have experience in oil and gas, chemicals, financial services, procurement, logistics and technology related industries and also have experience in managing start-up companies and in fundraising activities but they have no experience in advising or managing a biodiesel company.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's headquarters are located at 2600 South Shore Blvd, Suite 100, League City, Texas 77573. The Company leases a 3,661 sq. foot space. The lease is for a period of five years and has an annual rent of approximately $95,000.

The Company is in the process of completing construction of its biodiesel production facility located in LaPorte, Texas. The production facility is housed in a 14,160 square foot office/warehouse building. The production facility sits on 8.7 acres of land. The facility is leased for a period of six years and has an annual rent and estimated CAM of $217,143.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against the Company and/or the officers and directors of the Company of which management is aware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD"). The NASDAQ symbol for the common stock is "TGPC". The Company's common stock began trading in the OTC Bulletin Board, after several months of trading on the Pink Sheets during 2005.

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          2005 Fiscal Year                   High                  Low
          ----------------                   ----                  ---

March 31, 2005                              $0.13                  $0.12
June 30, 2005                                0.15                   0.12
September 30, 2005                           0.15                   0.15
December 31, 2005                            0.15                   0.12

          2006 Fiscal Year
          ----------------

March 31, 2006                              $0.1172                $0.1172
June 30, 2006                                6.00                   0.1172
September 30, 2006                           2.50                   1.75
December 31, 2006                            2.05                   1.10

As of December 31, 2006, there were approximately 330 holders of record of the Company's common stock.

DIVIDEND POLICY

While there currently are no restrictions prohibiting the Company from paying dividends to its shareholders, the Company has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any dividends in the foreseeable future. Earnings, if any, are expected to be retained to fund future operations of the Company. There can be no assurance that the Company will pay dividends at any time in the future.





RECENT SALES OF UNREGISTERED SECURITIES

The Company conducted a private placement of unregistered sales of its securities from July 25, 2006 through January 23, 2007, under a claim of exemption pursuant to Regulation D promulgated under the Securities Act of 1933

DATE                      SECURITY               AMOUNT                  CONSIDERATION          HOLDER
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
June 30, 2006             Common Stock           39,275,000              39,275,000 shares of   Shareholders of
                                                                         Momentum Biofuels,     Momentum as part of
                                                                         Inc.                   the reorganization


June 30, 2006             Warrants to purchase   100,000                 Issued in connection   Ultimate Investments
                          common stock                                   with $400,000          Corporation
                                                                         Promissory Note

July 25, 2006             Common Stock           2,038,975               $1.00 per share        Private Placement
as of December 31,                                                                              Investors
2006

December 31, 2006         Warrant to purchase    20,000                  Penalty on $400,000    Ultimate Investments
                          Common Stock                                   Promissory Note        Corporation

EXEMPTION FROM REGISTRATION CLAIMED

The above issuances by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The entities/individuals that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. The entities/individuals were provided access to all material information which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with the issuance. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Act in any further resale or disposition.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not adopted any equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the report on Form 10-KSB for the period ended December 31, 2006 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (9) other factors over which we have little or no control.

ORGANIZATION AND BUSINESS

Tonga Capital Corporation (the "Company" or "Tonga") was incorporated on January 29, 1987, and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant.

On June 30, 2006, the Company completed a reverse acquisition with Momentum Biofuels, Inc. ("Momentum"), which was accounted for as a recapitalization of Momentum. Tonga issued 39,275,000 shares of its common stock to the shareholders of Momentum in exchange for 100% of the issued and outstanding shares of Momentum (39,275,000 shares). As a result of the transaction, Momentum became a wholly-owned subsidiary of Tonga. Momentum is a Texas corporation and is in the business of biodiesel production.

In connection with the acquisition of Momentum on June 30, 2006, the Company issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation, a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in exchange for 16,525,000 shares of the Company's common stock, which were immediately retired. The note was due on September 28, 2006 and the Company was unable to pay the note at that time. The terms of the note provided that in failure of payment; the note would accrue interest at 12% per annum.

RESULTS OF OPERATIONS

The Company did not recognize any revenue for the eight-month period of May 8, 2006 (the inception date of Momentum) through December 31, 2006. The Company did incur $119,376 in plant expenses and $682,784 in general and administrative expenses during the eight-month period ended December 31, 2006. The Company also incurred $400,000 in recapitalization expenses in connection with the reorganization of the Company during this period. The Company recognized a net loss during the eight-month period ended December 31, 2006 of $1,278,619. The net loss per share for the eight-month period ended December 31, 2006 was $0.03 per share. The majority of the Company's cash expenditures were for the construction of the biodiesel plant in LaPorte, Texas. As of December 31, 2006, the Company incurred $2,517,331 of construction expenses on the LaPorte plant and estimate that the total plant expenditures upon completion will be approximately $3,300,000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had $19,477 in cash and $2,642,207 in other assets with which to conduct operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

During the eight-month period from May 8, 2006 through December 31, 2006, the Company incurred losses from operations resulting in a net working capital deficiency of $1,734,758. Net cash used in operating activities during the eight-month period ended December 31, 2006 was $263,697. Net cash used in investing activities during the eight-month period ended December 31, 2006 was $2,430,450. Net cash provided from financing activities was $2,713,624, during the eight-month period ended December 31, 2006.

In June 2006, Momentum completed a bridge financing of $500,000. The bridge financing consisted of two 12.25% interest bearing promissory notes, due on demand. The first $250,000 promissory note was issued to a related party, The Elevation Fund, LLC, an entity owned by a shareholder of the Company. This note is secured by a blanket lien on all of the Company's assets not otherwise encumbered. This note was assigned to the West Hampton Special Situation Fund, LLC, a non-related entity on June 13, 2006. The second $250,000 promissory note was originally issued to Gus Blass II. Mr. Blass has split the $250,000 promissory note and assigned $125,000 of the note to Kearney Holdings, LLC on December 20, 2006. The remaining $125,000 of the promissory note was assigned to the Kirby Enterprise Fund, LLC on February 6, 2007.

On April 3, 2007, Momentum converted the principle and accrued interest on the $250,000 promissory note held by the West Hampton Special Situation Fund, LLC into 275,742 shares of the Company's restricted common stock. The Company will also issue 10,000 shares of its restricted common stock to The Elevation Fund, LLC for the origination fee due on the promissory note. On April 3, 2007, the principal due on the two $125,000 promissory notes held by Kearney Holdings, LLC and the Kirby Enterprise Fund, LLC were converted into 250,000 shares of the Company's restricted common stock and all accrued interest is to be paid in cash.

In connection with the $500,000 bridge financing, the Company issued the original parties warrants exercisable for 100,000 shares. The warrants have a term of ten years and an exercise price of $1.00 per share. As part of the terms of the bridge financing, the Company was required to register the shares underlying the warrants by October 2006. Failure to register the warrants requires the Company to issue a warrant exercisable for 10,000 shares for each 30-day period that warrants remain unregistered. At December 31, 2006, the Company has issued a warrant exercisable for 20,000 shares of the Company's common stock with an exercise price of $1.00 per share and a term of 10 years.

In connection with the reverse acquisition of Momentum, on June 30, 2006, Tonga issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation ("Ultimate Investments"), a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in exchange for 16,525,000 shares of the Company's common stock held by certain shareholders, which were retired. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment the note would accrue interest at 12% per annum. On April 3, 2007, the Company entered into a forbearance agreement with Ultimate Investments for the $400,000 promissory note. The forbearance agreement provides for the Company to make scheduled payments on the principal and interest, with the final payment due December 31, 2007.

In order to secure additional financing, Momentum obtained notes payable for $100,000 and $15,000 on December 8, 2006 and December 22, 2006 respectively, from Mr. Don Guggenheim. On December 8, 2006, Momentum issued a promissory note for $50,000 from Mr. Richard Cilento, Jr., a nominee for the Company's Board of Directors. These promissory notes accrued interest at 8.5% per annum and had a due date of January 8, 2007. The notes are currently in default.

Mr. Charles T. Phillips (then President and Chairman of the Company), in December 2006, loaned Momentum $110,129 represented by an 8.5% promissory note with a due date of January 8, 2007. The promissory note is currently in default.

On July 25, 2006, the Company initiated a private placement of 6,000,000 shares of its common stock, at a price of $1.00 per share. As of December 31, 2006, 2,038,975 shares had been subscribed for and accepted. Subsequently, the above private placement was closed January 23, 2007. The Company sold a total of 2,888,975 restricted shares of its common stock at $1.00 per share for a total of $2,782,017 net of offering costs of $106,958.

There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has not yet commenced with revenue generating activities, has limited capital, no cash, nominal other assets, and no capital commitments.

Management will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the near future.

PLAN OF OPERATIONS

Momentum is a "pure play" biodiesel producer focused on servicing the U.S. Gulf Coast and in the future, international biodiesel markets. Momentum plans to manufacture high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but can be used in any concentration with petroleum-based diesel fuel in existing diesel engines without engine modification.

The initial plant in LaPorte, Texas, is scheduled for completion in the near future. The Company's initial focus will be on efficiently operating the La Porte plant at its planned capacity and on sales of the product. Our marketing strategy will focus on wholesale distribution to fuel jobbers, corporate fleets and government users. We will also use established alternative fuel brokers where appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Annual Report on Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

           -        stock based compensation;
           -        revenue recognition;
           -        value of long-lived assets;
           -        assets being developed for our own use; and
           -        income taxes.

STOCK BASED COMPENSATION

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value.

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2006.

ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the period from inception (May 8, 2006) through December 31, 2006 amounted to $144,290.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and the Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------
The financial statements for the period from May 8, 2006 (Inception) to December 31, 2006 and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Jaspers & Hall PC, the former auditor for the Company, was dismissed as auditor on December 17, 2006. Malone & Bailey was engaged as auditor for Company on December 18, 2006.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with the audits of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Jaspers & Hall PC for the period ended December 31, 2005, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Jaspers & Hall PC for the period ended December 31, 2005, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 8A.  CONTROLS AND PROCEDURE
--------------------------------

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

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

At the end of the period covered by this Annual Report, Tonga carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Tonga's disclosure controls and procedures. Based on the foregoing, Tonga's Chief Financial Officer concluded that Tonga's disclosure controls and procedures were not effective to ensure that all material information required to be filed in this Annual Report had been made known to them in a timely fashion.

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

There were no changes in the small business issuer's internal controls over financial reporting identified in connection with the Company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.

ITEM 8A (T)  CONTROLS AND PROCEDURES
-----------------------------------

Not applicable.

ITEM 8B   OTHER INFORMATION
----------------------------

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The Board of Directors elects the officers at its annual meeting immediately following the shareholders' annual meeting and they hold office until they resign or are removed from office. Mr. Barent W. Cater, the President and Chief Executive Officer of the Company is the brother of Mr. Stuart C. Cater, the Chief Financial Officer of the Company.

The Company does not currently have either an audit committee or an executive compensation committee. Such issues are dealt with by the Board of Directors, as a whole.

THE  COMPANY'S  DIRECTORS  AND  OFFICERS  AS OF THE DATE OF THIS  REPORT  ARE AS
FOLLOWS:

                Name and Age                               Position                            Period
                ------------                               --------                            ------
Barent W. Cater  (53)                         President & Chief Executive         March 2007 to present as CEO and
                                              Officer                             nomination Pending as Chairman.
Stuart C. Cater (50)                          Chief Financial Officer             March 2007 to present.
Jim O'Neal (60)                               Chief Operations Officer            March 2007 to present.
Jeff Ploen (56)                               Director                            May 2006 to present.
Richard Cilento (45)                          Director                            Nomination Pending.
Richard A. Robert (41)                        Director                            Nomination Pending.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Set forth below is a brief description of the background of the Company's currently serving officers and directors based on information provided by the individual.

Barent W. Cater, Nominated Chairman, President & Chief Executive Officer. Mr. Cater is a retired Managing Partner with Accenture, which is now Accenture Ltd., where he spent 24 years providing operational and technology consulting services to some of the world's largest companies. During his career with Accenture he has held numerous positions including most recently Founding General Partner of Accenture Technology Ventures, where he was responsible for Accenture's Supply Chain, B2B and Oil and Gas related venture investments. In this capacity he evaluated investment opportunities, managed Accenture's investments, participated on portfolio company boards, assisted in fund raising activities and provided assistance to portfolio company management teams. Mr. Cater was also Global Managing Partner Business Development, Managing Partner Outsourcing Sales North America, and Managing Partner Capital Markets. Mr. Cater also served as CEO of an Accenture affiliated company "Epvalue" which provided outsourced procurement services for US and European companies. He was also Accenture's lead in the formation of Avanade, a joint venture company created with Microsoft focused on providing technology solutions for businesses. Mr. Cater holds a BS in Economics and an MBA in Finance from Texas A&M University.

Stuart C. Cater, Chief Financial Officer. Mr. Cater began his professional career in public accounting with both Ernst and Young and Arthur Andersen. During this part of his career he provided Taxation and Business Consulting services to his clients. Mr. Cater then moved into private industry and has held management positions with both start-up and publicly traded companies in the finance and information technology areas. He held various financial and information system management positions at Golden Era Services, Inc., American Funeral Services, Inc. and Carriage Services, Inc. Mr. Cater holds a B.S. in Economics from S.U.N.Y. at Oneonta and an MBA in Accounting from Texas A&M University. He is a member of the AICPA, Texas Society of CPA's and the Houston Chapter of CPA's.

Jim O'Neal, Chief Operations Officer. Mr. O'Neal is senior level executive with experience across a broad landscape including logistics, transportation, energy, consulting, manufacturing and aerospace. He has held positions with Dynegy, Chevron, Gulf Oil, and NASA. His operational experience includes Director of Inland/Marine operations with Dynegy where he managed transportation, terminals, marine operations, pipelines and distribution of all gas liquids for the $2 billion energy company. He also was Area/Division Manager for Warren Petroleum where his responsibilities included managing terminal, marine and rail fleets for the distribution of product. Mr. O'Neal holds a B.S. in Mechanical Engineering and an MBA from the University of Arkansas and is a registered member of the Society of Naval Architects and Marine Engineers.

Jeff Ploen, Director. Mr. Ploen served as the acting Chief Executive Officer and acting Chief Financial Officer of the Company until June 2006. He was re-elected to the Board of Directors in October 2006. He has been a member of the investment banking industry for over 25 years specializing in small or micro cap firms. He is a founding partner and is currently the CEO and Chairman of the Board of Iofina Natural Gas plc. He was the former Chairman and CEO of Paradigm Holdings, Inc. He is the former hedge fund manager of the Olive Fund LLC. Jeff held positions with several small cap brokerage houses from 1972 through 1994 including Engler and Budd, Cohig and Associates, Neidiger, Tucker and Brunner and Institutional Securities, Inc. For the past 10 years Jeff has been President of J. Paul Consulting Corp., a firm specializing in financing for small and micro cap firms.

Richards C. Cilento, Nominated Director. Mr. Cilento is the President, Chief Executive Officer and Founder of FuelQuest, Inc. FuelQuest provides on-demand supply chain management and tax automation software and services for suppliers, distributors, fuel buyers, and traders in Global Downstream Energy. He brought a broad scope of experience in technology, operations and business development to his role as President and Chief Executive Officer of FuelQuest. He is a co-founder of The Bollard Group, which provides investment-banking services to petroleum distribution companies and other high-growth business ventures. Prior to co-founding The Bollard Group, he held senior-management positions with several technology firms, including Xerox Corp, where he served as Vice President of Strategic Services. Prior to that, Rich was Vice President of Corporate Services for XLConnect Solutions, where he served as the company's lead technologist for advanced systems and managed the organization through its Initial Public Offering and its eventual merger with Xerox, forming Xerox Connect Solutions. Rich began his career at NASA, where he and his team were responsible for redesigning NASA's Mission Control Center and implementing NASA's Software Management Plan. He holds a BS degree in Aeronautical and Astronomical Engineering from the University of Illinois, an MBA at the University of Houston and serves on the advisory boards for several internet-based companies.

Richard A. Robert, Nominated Director. Mr. Robert is a financial executive with expertise in acquisitions, divestitures, economic analysis, capital formation via debt and equity markets, and financial risk management. Through the course of his career he has dealt extensively with Wall Street analysts, investment bankers, and commercial bankers. He is currently the Executive Vice-President and Chief Financial Officer of Nami Holding Company, LLC which is a privately owned natural gas and oil production company focused on the development and exploitation of mature long-lived natural gas and oil reserves in the Appalachian basin. In addition, he is the current co-owner and co-founder of Cova Hand-Selected Wines, Custom Living Properties, LP and Lifewear Products, LP. He served as the Interim Chief Financial Officer of Massey Energy Company ("Massey") which is the fourth largest coal company in the United States. Mr. Robert led the successful negotiations of $487 million in new financing for Massey. Mr. Robert was the Vice President of Finance of Enbridge US, Inc. ("Enbridge") after Enbridge's acquisition of Midcoast Energy Resources, Inc (`Midcoast"). Enbridge is a multibillion-dollar energy company based in Calgary, Alberta. Mr. Robert served as the Chief Financial Officer and Treasurer of Midcoast. Midcoast was a growth-oriented energy company engaged in the transportation, gathering, processing, and marketing of natural gas and other petroleum products. He was hired as the first employee of the company and helped the company grow from infancy to approximately $1 billion in sales and 330 employees in Canada and the United States. He participated in the merger between Midcoast and Enbridge that resulted in shareholder value equaling a 400% premium to the company's initial public offering five years earlier. Midcoast raised $128 million in four common equity offerings. Mr. Robert began his career with Arthur Andersen, LLP as an energy auditor. He holds a BBA from Southwest Texas State University with a Concentration in Accounting.

During the year ended December 31, 2006, the individuals listed in the table below served the Company in the capacities listed. All individuals resigned their positions during the first quarter of 2007.


                NAME AND AGE                               POSITION                            PERIOD
                ------------                               --------                            ------
Charles T. Phillips (64)                      Chairman, President & Chief         June 2006 to March 2007.
                                              Executive Officer
Robert Degeyter (58)                          Chief Financial Officer             June 2006 to February 2007.
Elizabeth Evans (48)                          Director                            October 2006 through January
                                                                                  2007

THE FOLLOWING IS THE BIOGRAPHICAL INFORMATION FOR THESE INDIVIDUALS.

Charles T. Phillips. Mr. Phillips served as the Chairman, President and Chief Executive Officer of the Company from June 2006 through March 2007. He had previously served as Chairman, President and Director of Systems Management
Solutions, Inc., parent of SMS Envirofuels, Inc., as well as an Advisory Director of SaFuels, Inc. (both biodiesel producers). Mr. Phillips became interested in the biodiesel industry in 1998 as counsel to Texoga Industries, Inc. and was responsible for the organization of SaFuels, Inc., which began the operation of a pilot plant that year. In 2001, SaFuels, Inc. entered into a joint venture with Aegis Fuels Technologies, Inc., another client of Mr. Phillips, which became SMS Envirofuels, Inc. and was acquired by Systems Management Solutions, Inc. Mr. Phillips is an attorney, licensed to practice in the State of Texas and admitted to practice before the United States District Courts for the Southern and Western Districts of Texas and before the United States Court of Appeals for the Fifth Circuit. He is also a member of the College of the State Bar of Texas. Mr. Phillips attended the University of Texas and the University of Texas, School of Law, receiving his JD degree in 1966. Mr. Phillips was convicted of a felony in 1991 which was fully probated and declared personal bankruptcy in 1996 under Chapter 7.

Robert Degeyter. Mr. Degeyter served as the Chief Financial Officer of the Company from June 2006 through February 29, 2007. He has thirty-five years of practical business experience with public and private companies of all sizes in a variety of industries. Mr. Degeyter's industry experience includes manufacturing, services, distribution, regulated water utilities and IT consulting & staffing. Mr. Degeyter has also served as a partner of Tatum CFO Partners, LLP. Prior to joining Tatum CFO, he was Sr. Vice President, CFO for SIG, Inc., an IT consulting and staffing firm. For twenty years Mr. Degeyter owned and managed Degeyter & Associates, CPAs, a full service accounting, auditing, tax and consulting practice. He provided clients services in acquisition negotiation and consultation, loan search, computer systems design and implementation, human resource consultation and benefit plan administration. He also represented investor-owned water utilities with rate increase applications before State regulatory agencies. Mr. Degeyter holds a BBA in Accounting from Lamar University. He is member of the Texas Society of CPAs and the American Institute of CPAs. He is a Certified Financial Planner.

Elizabeth Evans. Ms. Evans served as a director of the Company from October 2006 through January 17, 2007. Ms. Evans' career includes twenty-five years of experience in corporate development and financial structuring in the financial services and energy sectors. For the past five years she has focused primarily in the renewable and sustainable resources sector in a biobased economy. She held senior management positions with LodgeNet Entertainment Corporation and North Western Energy Corporation, a NYSE traded utility, concentrating on venture capital investments. Preceding her time in the energy capital markets, Ms. Evans led the Merger & Acquisition activity for the Davis Companies in Los Angeles reporting directly to Marvin Davis while originating and structuring more than $1 billion in new business. Ms. Evans holds a B.A. with Honors from Bowdoin College and a Masters in Finance from the American Graduate School of International Management.

CONFLICTS OF INTEREST

Members of the Company's management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, management anticipates officers will devote full time to the Company's affairs and directors will devote part time as requested.

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that executive officers and directors and persons who own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by the Company, management believes that, during the fiscal year ended December 31, 2006, filing requirements applicable to certain owners as well as its officers and directors were not filed as follows:

The following individuals did not file the listed forms in connection with transfers of stock acquired or held by them.

Form 3 On December 4, 2006, Coastal Safety and Environmental Systems, LLC acquired 8,100,000 shares of common stock, representing 17.1% of the Company's issued and outstanding common stock at the time.

Form 4 On December 4, 2006, the Momentum Employees Trust, Mr. Charles Phillips, Trustee, transferred 13,599,500 shares of common stock, representing 28.85% of the then issued and outstanding stock.

CODE OF ETHICS

The Company has not adopted a Code of Ethics

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following table summarizes the compensation of key executives ("Named Executive Officers") for the years ended December 31, 2006, 2005 and 2004, respectively. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

                                               SUMMARY COMPENSATION TABLE (1)
                             ANNUAL COMPENSATION                                    LONG TERM COMPENSATION

                                                                    AWARDS         PAYOUTS         LTIP         ALL OTHER
                                                                                                PAYOUTS($)     COMPENSATION
   NAME &                                                                        SECURITIES
  PRINCIPAL      YEAR    SALARY     BONUS ($)    OTHER ANNUAL     RESTRICTED     UNDERLYING
  POSITION                  ($)                  COMPENSATION    STOCK AWARDS     OPTIONS/
                                                                      ($)         SARS (#)

Charles T.       2006       $60,000    $0        $80,000 (5)          $0             $0             $0              $0
Phillips,        2005       $0         $0        $0                   $0             $0             $0              $0
President &      2004       $0         $0        $0                   $0             $0             $0              $0
Director
(2)(4)


Robert           2006       $0         $0        $4,900               $0             $0             $0              $0
Degeyter         2005       $0         $0        $0                   $0             $0             $0              $0
Chief            2004       $0         $0        $0                   $0             $0             $0              $0
Financial
Officer (3)





(1) The value of prerequisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Phillips served as the President and Chief Executive Officer from June 2006 through March 2007. This does not include the 24,475,000 shares of the Company's restricted common stock that he received in the reverse acquisition of Tonga and Momentum.

(3) Mr. Degeyter served as the Chief Financial Officer from June 2006 through February 2007.

(4) Does not include 3,098,289 shares as of December 31, 2006 that are held by the Momentum Employees and Consultants Trust and the Momentum Director's Trust, of which Mr. Phillips served as a trustee.

(5)  Consulting fees paid to Mr. Phillips

COMPENSATION OF DIRECTORS

The table below sets forth the compensation, if any, received by the Company's directors during the year ended December 31, 2006.

                          DIRECTORS COMPENSATION TABLE

                   Fees Earned                                      Non-Equity     Nonqualified
                    or paid in     Stock Awards      Options        Incentive        Deferred       All Other
      Name           Cash ($)          ($)           Awards ($)        Plan        Compensation    Compensation     Total ($)
                                                                   Compensation        ($)             ($)
                                                                       ($)
Charles T.
Phillips (1)            $0              $0              $0              $0              $0              $0              $0

Jeff Ploen              $0              $0              $0              $0              $0              $0              $0

Elizabeth Evans         $0              $0              $0              $0              $0              $0              $0

(1) Mr. Phillips served as the President and Chief Executive Officer from June 2006 through March 2007. This does not include the 24,475,000 shares of the Company's restricted common stock the he received in the reverse acquisition of Tonga and Momentum.

(2) Does not include 3,098,289 shares of the Company's common stock as of December 31, 2006, that were held by the Momentum Employees and Consultants Trust and the Momentum Director's Trust, of which Mr. Phillips was a trustee.


The Company did not reimburse its directors for expenses incurred in connection with attending board meetings nor did the Company pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

The Company does not, at this time, have a formal plan for compensating directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by the board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The Company's board of directors may award special remuneration to any director undertaking any special services on the Company's behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

PENSION TABLE

Not applicable

ALTERNATIVE PENSION PLAN DISCLOSURE

Not applicable

STOCK OPTION AND STOCK APPRECIATION RIGHTS PLANS

The Company does not have a stock option and/or a stock appreciation rights plan

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Directors and executive officers may receive stock options at the discretion of the board of directors in the future. The Company does not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors.

The Company does not have any plans or arrangements in respect of remuneration received or that may be received by the executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2006 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.



NAME, ADDRESS & NATURE OF                                                                    PERCENT OF
BENEFICIAL OWNER                            TITLE OF CLASS (1)        AMOUNT                   CLASS (2)
----------------                            ------------------        ------            ----------------


Momentum Employees and
Consultant Trust  (3)                       Common Stock                2,298,298                 4.66%
2600 South Shore Blvd. Suite 100
League City, TX 77573

Momentum Directors Trust (3)                Common Stock                  800,000                 1.62%
2600 South Shore Blvd. Suite 100
League City, TX 77573


Shortline Equity Partners, Inc.             Common Stock                2,860,000                 5.82%
8480 East Orchard Road, Suite 3600
Greenwood Village, Co 80111

Coastal Safety & Environmental
Systems, LLC
P.O. Box 8883                               Common Stock                8,100,000                16.43%
League City, TX 77574

Charles T. Phillips (4)                     Common Stock               24,475,000                49.65%
1403 Oceanside Lane
League City, TX 77573

Jeffrey Ploen, Director (5)
J Paul Consulting                           Common Stock                2,000,000                 4.06%
6590 E. Lake Place
Centennial, CO 80111

Elizabeth Evans (6)                         Common Stock                2,531,202                 5.14%
2617 East Regency Court
Sioux Falls, SD 57103

All Officers and Directors
  as a Group (3 persons)                    Common Stock               29,006,202                58.85%


(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 15, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 49,166,514 shares of common stock issued and outstanding on December 31, 2006 and assuming exercise of all 120,000 outstanding warrants there would be 49,286,514 shares outstanding.

(3) Charles T. Phillips, Chairman, President & CEO of the Company at December 31, 2006, is the trustee of these Trusts, but has no ownership therein, and specifically disclaims any ownership therein. Mr. Phillips resigned as an officer and director of the Company in March 2007.

(4) Mr. Charles T. Phillips holds 24,475,000 shares of common stock, directly and beneficially at December 31, 2006. Mr. Phillips resigned as the President and Chairman of the Company in March 2007.

(5) Mr. Jeffrey Ploen beneficially and directly owns J Paul Consulting. Subsequent to December 31, 2006, Mr. Ploen holds an option to purchase 750,000 common shares from Mr. Phillips.

(6) Ms.  Evans  resigned  her  position  as a Director of the Company in January
2007.


ITEM  12.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE
--------------------------------------------------------------------------------

The Company has been a party to transactions between its directors, officers, and its 5% beneficial security holders.

In December 2006, the then President and Chairman of the Company, Mr. Charles Phillips loaned the Company a total of $110,129. The note accrued interest at a rate of 8.5% per annum and was due on January 8, 2007. The note is currently in default.

In December 2006, the Company issued two 8.5% promissory notes for $100,000 and $15,000 to Don Guggenheim. The promissory notes had a due date of January 8, 2007. The notes are currently in default. Subsequent to December 31, 2006, Mr. Guggenheim purchased 5,000,000 shares of company stock from Charles Phillips.

In December 2006, the Company issued an 8.5% promissory note for $50,000 to Mr. Richard Cilento, Jr. The promissory note had a due date of January 8, 2007. The promissory note is currently in default. Subsequent to December 31, 2006, Mr. Cilento purchased 2,500,000 shares of company stock from Charles Phillips. Mr. Cilento has been nominated to the Company's Board of Directors. His nomination is pending, at this time.

ITEM 13.  EXHIBITS
------------------

The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

31.1 Sarbanes-Oxley Certification by the President and Chief Executive Officer

31.2 Sarbanes-Oxley Certification by the Chief Financial Officer

32.1 Sarbanes-Oxley Certification by the President and Chief Executive Officer

32.2 Sarbanes-Oxley Certification by the Chief Financial Officer

* Filed herewith.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

GENERAL

Malone & Bailey, PC is our registered public accounting firm. Our Board of Directors has considered whether the provisions of the audit services are compatible with maintaining Malone & Bailey's independence.

AUDIT FEES

Jaspers + Hall PC, the prior auditor, billed the Company $6,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2005, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

We incurred fees for audit services with Malone & Bailey, PC for the audit of our 2006 financial statements in the amount of approximately $35,000.

Our Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2006.

All audit work was performed by the auditors' full-time employees.

TAX FEES

None


                   TONGA CAPITAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                     Page

Report of Independent Registered Public Accounting Firm                              F-1

Consolidated Financial Statements:

     Consolidated Balance Sheet - December 31, 2006                                  F-2

     Consolidated  Statements of  Operations - May 8, 2006 through  December 31,
      2006                                                                           F-3

     Consolidated  Statements  of Cash Flows - May 8, 2006 through  December 31,
       2006                                                                          F-4

     Consolidated  Statements of Changes in Stockholders' Equity (Deficit) - May
       8, 2006 through December 31, 2006                                             F-5

     Notes to Consolidated Financial Statements                                      F-6 to F-11





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Tonga Capital Corporation
Houston, Texas


We have audited the accompanying consolidated balance sheet of Tonga Capital Corporation (the "Company") as of December 31, 2006 and the related consolidated statement of operations, shareholders' equity, and cash flows for the period from inception (May 8, 2006) to December 31, 2006. These financial statements are the responsibility of Tonga's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tonga Capital Corporation and its subsidiary as of December 31, 2006, and the results of its operations and its cash flows for the period from inception (May 8, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.


The accompanying financial statements have been prepared assuming that Tonga will continue as a going concern. As discussed in Note 3 to the financial statements, Tonga has suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 30, 2007





                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheet

                                                                                                     December 31,
                                                                                                         2006
                                                                                                 ----------------------
ASSETS
Current Assets
   Cash                                                                                                     $   19,477
   Prepaid insurance                                                                                            39,297
                                                                                                 ----------------------
Total Current Assets                                                                                            58,774

Property & equipment, net of accumulated depreciation                                                           59,301
Asset being developed for our own use                                                                        2,517,331
Security deposits                                                                                               26,278
                                                                                                 ----------------------

TOTAL ASSETS                                                                                             $   2,661,684
                                                                                                 ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                                      $    487,299
    Accrued expenses                                                                                           131,104
    Notes payable                                                                                              165,000
    Notes payable - related parties                                                                            510,129
    Convertible notes payable                                                                                  500,000
                                                                                                 ----------------------
Total Current Liabilities                                                                                    1,793,532
                                                                                                 ----------------------

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 500,000,000 shares
authorized, 49,166,514 shares issued and  outstanding                                                          491,665
Additional paid-in capital                                                                                   1,655,106
Deficit accumulated during development stage                                                                (1,278,619)
                                                                                                 ----------------------
Total Stockholders' Equity                                                                                     868,152
                                                                                                 ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                                $  2,661,684
                                                                                                 ======================

See the accompanying notes to the consolidated financial statements.






                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statement of Operations
        For the Period From Inception (May 8, 2006) to December 31, 2006




Revenue                                                                                              $            -
                                                                                          --------------------------

Expenses

   Plant expenses                                                                                           119,376
   General and administrative                                                                               682,784
   Recapitalization expense                                                                                 400,000
                                                                                          --------------------------
Total Expenses                                                                                            1,202,160
                                                                                          --------------------------
Loss from Operations                                                                                     (1,202,160)
                                                                                          --------------------------

Other Income (Expense)
   Interest income                                                                                            1,839
   Interest expense                                                                                         (78,298)
                                                                                          --------------------------
Total Other Income (Expense)                                                                                (76,459)
                                                                                          --------------------------

Net Loss                                                                                             $   (1,278,619)
                                                                                          ==========================

Per Share Information:
   Weighted average number of
     common shares outstanding                                                                           46,127,182
                                                                                          --------------------------

Net Loss per Common Share                                                                            $        (0.03)
                                                                                          ==========================

See the accompanying notes to the consolidated financial statements.





                                             TONGA CAPITAL CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                        Consolidated Statement of Cash Flow
                          For the Period From Inception (May 8, 2006) to December 31, 2006


Cash Flows from Operating Activities:
Net loss                                                                                             $    (1,278,619)
  Adjustments to reconcile net loss to cash used in operating activities
     Depreciation                                                                                              2,178
     Interest expense - amortization of debt discount                                                         53,751
     Penalty for failure to register shares                                                                   33,558
     Imputed interest on related party note                                                                    3,906
     Recapitalization expense                                                                                400,000
     Changes in
       Prepaid expenses and other current assets                                                             (39,297)
       Accounts payable                                                                                      456,951
       Accrued expenses                                                                                      103,875
                                                                                              -----------------------
Net Cash Used in Operating Activities                                                                       (263,697)
                                                                                              -----------------------
Cash Flows used in Investing Activities:
   Acquisition of fixed assets                                                                            (2,404,172)
   Increase in security deposits                                                                             (26,278)
                                                                                              -----------------------
Net Cash Used in Investing Activities                                                                     (2,430,450)
                                                                                              -----------------------
Cash Flows from Financing Activities:
    Proceeds from notes payable                                                                              165,000
    Loans from shareholders                                                                                  110,129
    Proceeds from convertible notes payable                                                                  500,000
    Stock issued for cash                                                                                  2,038,975
    Offering costs                                                                                         (106,958)
    Cost contributed by principal owner                                                                        6,478
                                                                                              -----------------------
Net Cash Provided by Financing Activities                                                                  2,713,624
                                                                                              -----------------------
Net Increase in Cash                                                                                          19,477

Cash and cash equivalents - Beginning of period                                                                    -
                                                                                              -----------------------

Cash and cash equivalents - End of period                                                            $        19,477
                                                                                              =======================

Supplemental Disclosure of Cash Flow Information:
   Cash Paid During the Year for

      Interest                                                                                       $        13,441

      Income taxes                                                                                   $             -

Non-Cash Transactions - Investing activities
    Capitalized interest during construction period                                                  $       144,290
Financing activities
    Note payable issued for recapitalization                                                         $       400,000

See the accompanying notes to the consolidated financial statements.







                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statement of Stockholders' Equity
      For the Period From Inception (May 8, 2006) through December 31, 2006

                                                                                Additional
                                                   Common Stock                  Paid-In         Accumulated
                                           # of Shares        Par Amount         Capital           Deficit            Totals
                                         ----------------    --------------    -------------    ---------------    --------------
Stock issued at formation                     39,275,000         $ 392,750       $ (386,272)            $     -          $ 6,478

Reverse acquisition recapitalization           7,852,539            78,525          (78,525)                  -
Shares issued in private placement
   for cash                                    2,038,975            20,390        1,911,627                            1,932,017
Issuance of warrants                                                                196,440                              196,440
Imputed interest on loan from                                                        11,836                               11,836
shareholder

Net loss                                                                                             (1,278,619)      (1,278,619)
                                         ----------------    --------------    -------------    ---------------    --------------

Balance - December 31, 2006                   49,166,514         $ 491,665       $1,655,106         $(1,278,619)       $ 868,152
                                         ================    ==============    =============    ===============    ==============


See the accompanying notes to the consolidated financial statements.

                            TONGA CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   Notes to Consolidated Financial Statements


Note 1 - Organization and Nature of Operations

Tonga Capital Corporation was incorporated on January 29, 1987 in Colorado and has been a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006 to begin biodiesel fuel production.

On May 31, 2006 Tonga signed an Agreement and Plan of Reorganization with Momentum. The shareholders of Momentum received 39,275,000 shares of the common stock of Tonga in exchange for 39,275,000 shares of Momentum which become a wholly-owned subsidiary of Tonga. This transaction was accounted for as a reverse acquisition with Momentum being treated as the accounting acquirer.

Momentum will operate as a wholly-owned subsidiary whose business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tonga and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates primarily relate to the assessment of warrants and debt and equity transactions. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid investments purchased with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:


                                Description                                              Life
---------------------------------------------------------------------------------  --------------------
Office equipment, furniture and fixtures                                                 5 years
Computer equipment and software                                                          3 years
Plant equipment                                                                          7 years
Leasehold improvements                                                                  5-6 years

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

Tonga capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the period from inception (May 8, 2006) through December 31, 2006 amounted to $144,290.

Income Taxes

Tonga and its subsidiary file a consolidated federal tax return.

Tonga uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period from inception (May 8, 2006) to December 31, 2006, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.



Weighted average shares used to compute basic and diluted net loss per
   common share:                                                                    46,127,182
                                                                                ===============
Securities  convertible  into shares of common stock at December  31, 2006,  not used because the effect would be anti-dilutive:
      Stock warrants related to notes payable                                          120,000
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

Note 3 - Going Concern

Tonga's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities at December 31, 2006 exceed current assets by $1,734,758 and a deficit of $1,278,619 has been accumulated through December 31, 2006.

Tonga has not earned any revenue from operations. Tonga's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4--Property and Equipment

Property and equipment as of December 31, 2006 is as follows:

                                   Description                                             Amount
Office equipment, furniture and fixtures                                            $            2,340
Computer equipment and software                                                                 16,019
Plant equipment                                                                                 22,539
Leasehold improvements                                                                          20,581
                                                                                    -------------------
                                                                                                61,479
Less accumulated depreciation                                                                   (2,178)
                                                                                    -------------------
Net property and equipment                                                          $           59,301
                                                                                    ===================


Depreciation expense during the period from inception (May 8, 2006) through December 31, 2006 was $2,178.



Note 5 - Assets Being Developed For Our Own Use

The asset being developed for our own use consists of a biodiesel refinery plant for which construction is scheduled to be completed in early 2007. Total estimated costs to be incurred for construction of the facility are approximately $ 3,300,000. At December 31, 2006, construction expenditures of $2,517,331 have been recognized and approximately $260,000 was committed through purchase orders issued to sub-contractors and equipment vendors.

We have capitalized interest expense of $144, 290 during the construction period.

Note 6 - Notes Payable

Notes payable as of December 31, 2006 consist of the following:

                                         Description                                                      Amount
-----------------------------------------------------------------------------------------------    ----------------------
8.5% notes payable originally scheduled to mature on January 8, 2007, currently in default
                                                                                                              $ 165,000
                                                                                                   ----------------------

Note 7 - Notes Payable to Related Parties

Notes payable to related parties as of December 31, 2006 consist of the following:

                                        Description                                                      Amount
---------------------------------------------------------------------------------------------     ---------------------
Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned  by a shareholder  originally  scheduled to mature on September 30,
2006, currently in default                                                                                $    400,000
                                                                                                  ---------------------
8.5% notes payable to shareholder originally scheduled to mature on January 8,
2007, currently in default                                                                                     110,129
                                                                                                  ---------------------

  Total                                                                                                   $    510,129
                                                                                                  =====================

The note payable to Ultimate Investments Corporation was issued as consideration for the acquisition of Tonga by Momentum and the associated cost is being treated as an expense of the acquisition in these financial statements. The note matured on September 28, 2006. Since the note was not paid at maturity, interest began to accrue at 12% on that date. Interest has been imputed on this note from the date of issuance, June 30, 2006, until it matured on September 30, 2006, when it began to accrue interest according to its terms.

On March 27, 2007, Ultimate Investments Corporation and Momentum agreed in principle to enter into a Forbearance Agreement which allows the Company to make scheduled payments of principal and interest through December 31, 2007. The documents have been prepared and are awaiting execution. The Company expects the Forbearance Agreement to be completed no later than the end of April, 2007.

Note 8 - Convertible Notes Payable

Convertible notes payable as of December 31, 2006 consist of the following:

                                         Description                                                      Amount
-----------------------------------------------------------------------------------------------     -------------------

Note  payable   originally   issued  to  The  Elevation  Fund,  LLC,  an  entity
wholly-owned  by a shareholder of Tonga  subsequently  assigned to a non-related entity - The West Hampton Special  Situation Fund, LLC, no stated interest rate, interest  accruing  by mutual  agreement  at  12.25%.  This note is secured by a
blanket lien on all of Tonga's assets not otherwise encumbered.                                           $    250,000

Note  payable  originally  issued  to Gus Blass II in the  amount  of  $250,000, one-half  assigned to Kearney Holdings,  LLC, no stated interest rate,  interest accruing by mutual  agreement at 12.25%.  One-half  assigned to Kirby Enterprise
Fund, LLC as noted below.
                                                                                                               125,000

Note payable originally issued to Gus Blass in the amount of $250,000,  one-half assigned to Kirby  Enterprise  Fund,  LLC,  no stated  interest  rate,  interest accruing by mutual agreement at 12.25%.  One-half  assigned to Kearney Holdings,
LLC as noted above.
                                                                                                               125,000
                                                                                                    -------------------
  Total                                                                                                    $   500,000
                                                                                                    ===================


The parties have agreed to convert the principal and interest due on the note currently held by The West Hampton Special Situation Fund, LLC (at the price of $1 per share) into 275,742 shares of common stock. In addition, The Elevation Fund, LLC will receive 10,000 shares of common stock as an origination fee for placing the debt.


The notes payable originally issued to Gus Blass II and The Elevation Fund LLC and subsequently assigned were issued with 100,000 warrants for the purchase of common stock. Tonga calculated the relative fair value of these warrants at $162,822 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 10 years, a risk-free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65. The note discount was amortized over its ninety-day term using the effective interest method and as of December 31, 2006 such discount has been completely amortized.


The terms of the original note required Tonga to issue additional warrants as a penalty in the event we were unable to register the shares subject to the warrants by October 2006. This penalty provision requires the issuance of an additional 10,000 warrants at the end of each thirty day period that the shares remain unregistered. Accordingly, Tonga had issued an additional 20,000 warrants related to this penalty provision as of December 31, 2006. Tonga calculated the fair value of these warrants at $33,558 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the period from inception (May 8, 2006) through December 31, 2006. The assumptions used to value the warrants include an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65. The warrants are more fully described in Note 11.

The parties have agreed to convert the principal due on the notes currently held by Kirby Enterprise Fund, LLC and Kearney Holdings, LLC (at the price of $1 per share) into 250,000 shares of common stock of Tonga with all interest to be paid in cash.

The weighted average interest rate for all short term borrowings amounts to 11.3%. Interest costs incurred for the period from inception (May 8, 2006)
through December 31, 2006 amounted to $222,588, of which $144,290 was capitalized as construction period interest on the biodiesel plant being constructed for our own use.

Note 9 - Obligations and Commitments

Tonga has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Tonga is obligated to make the following payments:

            Year Ending
           December 31,                           Amount

               2007                                $388,147
               2008                                 392,358
               2009                                 389,599
               2010                                 330,053
               2011                                 326,074

Rental expense for the period from inception (May 8, 2006) through December 31, 2006 was $128,260.

Note 10 - Income Taxes

Tonga did not incur any income tax expense due to operating losses and the related increase in the valuation allowance.

The tax effects of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:
   Loss carryforwards                                                              $         618,353
Less valuation allowance                                                                    (618,353)
                                                                                   ------------------
Net deferred tax assets                                                            $              --
                                                                                   ==================


At December 31, 2006, Tonga had net operating loss carryforwards for federal income tax purposes of approximately $1,767,000 that may be offset against future taxable income. As more fully disclosed in Note 10 Tonga experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Tonga's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

Tonga has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2026.

Note 11 - Warrant Activity

Warrants were originally issued in conjunction with the notes payable initially issued to Gus Blass and now held by Kearney Holdings, LLC and Kirby Holdings, LLC as more fully described in Note 6 above.

Warrants activity for the period from inception (May 8, 2006) through December 31, 2006 is as follows:


                                                     Outstanding
    Grant        Expiration         Exercise           5/8/2006            New          Exercises          Outstanding
    Date            Date              Price          (Inception)          Grants                            12/31/06
-------------------------------- ---------------- ------------------- -------------------------------- --------------------

   6/27/06            6/27/16      $         1                  --           100,000               --             100,000
  11/30/06           11/30/16                1                  --            10,000               --              10,000
  12/31/06           12/31/16                1                  --            10,000               --              10,000
                                                    ---------------   --------------------------------   -----------------
   Totals                                                       --           120,000               --             120,000
                                                    ===============   ================================   =================

The weighted average exercise price for all warrants outstanding as of December 31, 2006 was $1.

The assumptions related to the valuation of and accounting for these warrants are disclosed in Note 6 above.

Note 12 - Subsequent Events

On July 25, 2006, Tonga initiated a private placement of 6,000,000 shares of common stock at a price of $1 per share. As of March 30, 2007, 2,888,975 shares of stock have been subscribed and accepted related to the private placement.


Please read Notes 7 and 8 for subsequent events regarding debt.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2007.

                                         TONGA CAPITAL CORPORATION
                                              (Registrant)


                                         By: /s/ Barent W. Cater
                                         Barent W. Cater, President & Chief
                                         Executive Officer



                                         By: /s/ Stuart Cater
                                         Stuart Cater, Chief Financial Officer
                                         & Chief Accounting Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2007.

                                             /s/ Jeff Ploen
                                             Jeff Ploen, Director