Form 10QSB
period 2007-03-31
TONGA CAPITAL CORP
filed 2007-05-15
CIK 813718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________

Commission file number 000-50619

TONGA CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-1069035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 South Shore Blvd., Suite 100, League City, TX 77573

(Address of principal executive offices)

 (281) 334-5161
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2007, there were 51,442,256 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by Tonga Capital Corporation without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006, included in the Company's Form 10-KSB.

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$107,543	$19,477
Prepaid expenses	47,339	39,297

Total current assets	154,882	58,774

Property & equipment, net of accumulated
depreciation and amortization	93,338	59,301
Asset being developed for our own use	3,091,486	2,517,331
Security deposits	26,278	26,278

TOTAL ASSETS	$3,365,984	$2,661,684

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accounts payable	$345,454	$487,299
Accrued expenses	229,276	131,104
Subscriptions payable	380,000	-
Notes payable	-	165,000
Notes payable - related parties	625,129	510,129
Convertible notes payable	500,000	500,000

Total Current Liabilities	2,079,859	1,793,532

Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares
authorized, 50,016,514 and 49,166,514 shares issued and
outstanding on March 31, 2007 and December 31, 2006, respectively	500,165	491,665
Additional paid-in capital	2,487,926	1,655,106
Deficit accumulated during the development stage	(1,701,966)	(1,278,619)

Total Stockholders' Equity	1,286,125	868,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,365,984	$2,661,684

See the accompanying notes to the consolidated financial statements.

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Expenses
(Unaudited)

	Three Months	Inception
	Ended	(May 8, 2006)
	March 31,	to March 31,
	2007	2007
Operational Expenses
Plant expenses	$51,319	$170,695
General and administrative	365,300	1,048,084
Recapitalization expense	-	400,000

Total Operational Expenses	416,619	1,618,779

Other Income (Expense)
Interest income	1,189	3,028
Interest expense	(7,917)	(86,215)

Total Other Income (Expense)	(6,728)	(83,187)

Net Loss	$(423,347)	$(1,701,966)

Per Share Information
Weighted average number of
common shares outstanding	49,866,963	47,154,337

Net Loss per Share	$(0.01)	$(0.04)

See the accompanying notes to the consolidated financial statements.

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity
For the Period from Inception (May 8, 2006) through March 31, 2007
(Unaudited)
				Deficit
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Totals

Stock issued at formation	39,275,000	$392,750	$(386,272)	$-	$6,478
Reverse acquisition recapitalization	7,852,539	78,525	(78,525)	-	-
Shares issued in private placement
for cash	2,038,975	20,390	1,911,627	-	1,932,017
Issuance of warrants	-	-	196,440	-	196,440
Imputed interest on loan from
shareholder	-	-	11,836	-	11,836
Net loss for 2006	-	-	-	(1,278,619)	(1,278,619)

Balance - December 31, 2006	49,166,514	491,665	1,655,106	(1,278,619)	868,152

Shares issued private placement
for cash	850,000	8,500	813,925	-	822,425
Issuance of warrants	-	-	18,895	-	18,895
Net loss	-	-	-	(423,347)	(423,347)

Balance - March 31, 2007	50,016,514	$500,165	$2,487,926	$(1,701,966)	$1,286,125

See the accompanying notes to the consolidated financial statements.

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Inception
	Ended	(May 8, 2006)
	March 31,	to March 31,
	2007	2007
Cash Flows from Operating Activities
Net Loss	$(423,347)	$(1,701,966)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	6,352	8,530
Interest expense - amortization of debt discount	-	53,751
Imputed interest on related-party note	-	3,906
Recapitalization expense	-	400,000
Changes in Assets and Liabilities:
Increase in prepaid expenses	(8,042)	(47,339)
(Decrease) Increase in Accounts payable	(141,845)	339,459
Increase in accrued expenses	98,172	209,071

Net Cash Used in Operating Activities	(468,710)	(734,588)

Cash Flows from Investing Activities
Acquisition of fixed assets	(614,544)	(2,997,640)
Increase in security deposits	-	(26,278)

Net Cash Used in Investing Activities	(614,544)	(3,023,918)

Cash Flows from Financing Activities
Payment of note payable	(165,000)	-
Loans from shareholders	115,000	225,129
Proceeds from convertible notes payable	-	500,000
Stock issued for cash	850,000	2,888,975
Offering costs	(8,680)	(134,533)
Subscriptions payable	380,000	380,000
Cost contributed by principal owner	-	6,478

Net Cash Provided by Financing Activities	1,171,320	3,866,049

Net Increase in Cash	88,066	107,543

Cash and cash equivalents - Beginning of period	19,477	-

Cash and cash equivalents - End of period	$107,543	$107,543

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the period for:
Interest	$13,441	$13,441
Income Taxes	$-	$-

Non-Cash Transactions - Investing activities:
Capitalized interest during construction period	$20,991	$165,281

Financing activities
Note payable issued for recapitalization	$-	$400,000

See the accompanying notes to the consolidated financial statements.

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
As of March 31, 2007
(Unaudited)

Note 1—Basis Of Presentation

The accompanying unaudited interim consolidated financial statements of Tonga Capital Corporation (the “Company” or “Tonga”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Tonga’s Annual Report on Form 10-KSB for the period from inception (May 8, 2006) through December 31, 2006.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Note 2—Summary Of Significant Accounting Policies

Accounting Policies implemented since Tonga filed its Annual Report on Form 10-KSB for the period from inception (May 8, 2006) through December 31, 2006, include the following:

Share-Based Compensation

Tonga measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Tonga utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Note 3 - Going Concern

In Tonga’s Annual Report on Form 10-KSB for 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Tonga's financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities at March 31, 2007 exceed current assets by $1,924,977 and the Company had an accumulated deficit of $1,701,966 at March 31, 2007.

Tonga has not earned any revenue from operations. Tonga's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Stockholders’ Equity

On June 30, 2006, the Company completed a reverse acquisition with Momentum Biofuels, Inc. (“Momentum”), which was accounted for as a recapitalization of Momentum. Tonga issued 29,275,000 shares of its common stock to the shareholders of Momentum in exchange for 100% of the issued and outstanding shares of Momentum (39,275,000 shares).

During the period from May 8, 2006 (inception) to December 31, 2006, Tonga issued 2,038,975 shares of its restricted common stock for cash of $822,425, net of offering costs of $27,575. The shares were sold at a price of $1.00 per share.

During the three months ended March 31, 2007, the Company issued 850,000 shares of its restricted common stock for cash of $822,425, net of offering costs of $27,575. The shares were sold at a price of $1.00 per share.

During the three-months ended March 31, 2007, the Company issued warrants exercisable for 12,000 shares of the Company’s common stock. The warrants have an exercise price of $1.00 per share. Warrants exercisable for 10,000 shares will expire on January 31, 2017 and warrants exercisable for 2,000 shares will expire on February 1, 2012.

Note 5 - Subsequent Events

On April 2, 2007, the Company hired Charles T. Phillips, a former officer and director of the Company, as a consultant. Mr. Phillips will receive $12,500 monthly, beginning September 1, 2007. The agreement has a term of one-year. The agreement provides for the placement of certain restrictions on the sale of common shares held by Mr. Phillips.

On April 3, 2007, The West Hampton Special Situation Fund, LLC converted the principal and interest due on the $250,000 note (at the conversion price of $1 per share) into 275,742 shares of restricted common stock. In addition, The Elevation Fund, LLC received 10,000 shares of restricted common stock as an origination fee for arranging the debt.

On April 3, 2007, the Kirby Enterprise Fund, LLC and Kearney Holdings, LLC converted the principal due on the $250,000 in notes held by them (at the conversion price of $1.00 per share) into 250,000 shares of the Company’s restricted common stock. It was agreed that all interest would be paid in cash.

On April 3, 2007, Ultimate Investments Corporation and the Company entered into a forbearance agreement which allows the Company to make scheduled payments of principal and interest through December 31, 2007.

On April 16, 2007, Tonga initiated a private placement of 4,000,000 shares of its common stock at a price of $1.00 per share. As of March 31, 2006, the Company had received $380,000 in regards to this issuance, and has recorded this amount as a current liability titled “Subscriptions payable.” This amount will be reclassified as a contribution of equity on April 16, 2007. As of May 14, 2007, 890,000 shares of stock have been subscribed and accepted relating to this private placement.

Messers. Barent Cater, Stuart Cater and Jim O’Neal each entered into employment agreements with the Company on April 20, 2007, with an effective date of March 1, 2007. Under the agreements, Barent Cater received the option to purchase 5,000,000 common shares at $1.00 per share and Stuart Cater and Jim O’Neal each received an option to purchase 2,000,000 common shares at $1.00 per share. The grant date for the options was the date that all terms related to the employment agreement and option vesting schedule were agreed to by both parties, which as stated in the employment contracts, was the date the agreements were executed, April 20, 2007. The options vest over a three-year period beginning on the effective date of the employment agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the period ended March 31, 2007 may contain “forward-looking statements" regarding Tonga Capital Corporation (the “Company” or “Tonga”). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (9) other factors over which we have little or no control.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2006, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

ORGANIZATION AND BUSINESS

Tonga was incorporated on January 29, 1987, and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant.

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

In connection with the acquisition of Momentum, on June 30, 2006, the Company issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation, a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in connection with the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment, the note would accrue interest at 12% per annum.

In March 2007, the Company underwent a change in management and controlling ownership. Messrs. Phillips and Degeyter resigned as the Chief Executive Officer and Chief Financial Officer, respectively. Messers. Barent Cater and Stuart Cater were appointed as the Chief Executive Officer and Chief Financial Officer, respectively (Messrs. Barent Cater and Stuart Cater are brothers). Mr. Phillips resigned as the Chairman of the Board of Directors and Mr. Cater has been nominated to replace him. Mr. Jim O’Neal was appointed as Chief Operating Officer. In addition, other individuals have been nominated to the Board of Directors and these nominations are pending.

In connection with the above officer appointments, Messers. Barent Cater, Stuart Cater and Jim O’Neal each entered into an employment agreement with the Company, effective March 1, 2007. Per his employment agreement, Barent Cater is to receive a monthly salary of $8,333, beginning September 1, 2007. Mr. Barent Cater’s salary will be reviewed annually by the Board of Directors. Pursuant to the agreements with Stuart Cater and Jim O’Neal, they are each to receive the monthly salary of $8,333, beginning May 1, 2007. This amount increases to $12,500 upon the earlier occurrence of either the completion of a $3 million in financing or December 1, 2007. Their salaries will be subject to an annual review by the Board of Directors. Each contract is a two-year contract with the option to renew for period of one-year thereafter. Under these agreements, Barent Cater received the option to purchase 5,000,000 shares of the Company’s common stock at $1.00 per share and Stuart Cater and Jim O’Neal each received an option to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The options have a term of five years.

RESULTS OF OPERATIONS

The Company did not recognize any revenue for the three-month period of March 31, 2007. Operating expenses for the three months ended March 31, 2007 included $51,319 in plant expenses and $365,300 in general and administrative expenses. During the three months ended March 31, 2007, the Company incurred interest expense of $7,917 and recognized interest income of $1,189.

During the three months ended March 31, 2007, the Company recognized a net loss of $423,347. The net loss per share for the three months ended March 31, 2007, was $0.01 per share.

The Company’s cash expenditures during the three months ended March 31, 2007 that were in connection with the continued construction of the biodiesel plant in LaPorte, Texas were $614,544. As of March 31, 2007, the Company incurred had $3,091,486 of construction expenses on the LaPorte plant and management estimates that the total plant expenditures upon completion will be approximately $3,300,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had $107,543 in cash and $3,258,441 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

During the three months ended March 31, 2007, the Company incurred losses from operations resulting in a cumulative net working capital deficiency of $1,924,977. Net cash used in operating activities during the three months ended March 31, 2007 was $468,710. Net cash used in investing activities during the three months ended March 31, 2007 was $614,544. Net cash provided by financing activities during the three months ended March 31, 2007 was $1,171,320.

During the three months ended March 31, 2007, the Company sold 850,000 shares of its restricted common stock for cash of $850,000, less offering costs of $27,575. The shares were sold for $1.00 per share.

In June 2006, Momentum completed a bridge financing of $500,000. The bridge financing consisted of two 12.25% interest bearing promissory notes, due on demand. The first $250,000 promissory note was issued to a related party, The Elevation Fund, LLC, an entity owned by a shareholder of the Company. This note is secured by a blanket lien on all of the Company’s assets not otherwise encumbered. This note was assigned to the West Hampton Special Situation Fund, LLC, and a non-related entity on June 13, 2006. The second $250,000 promissory note was originally issued to Gus Blass II. Mr. Blass has split the $250,000 promissory note and assigned $125,000 of the note to Kearney Holdings, LLC on December 20, 2006. The remaining $125,000 of the promissory note was assigned to the Kirby Enterprise Fund, LLC on February 6, 2007.

On April 3, 2007, Momentum converted the principle and accrued interest on the $250,000 promissory note held by the West Hampton Special Situation Fund, LLC into 275,742 shares of the Company’s restricted common stock. The Company will also issue 10,000 shares of its restricted common stock to The Elevation Fund, LLC for the origination fee due on the promissory note. On April 3, 2007, the principal due on the two $125,000 promissory notes held by Kearney Holdings, LLC and the Kirby Enterprise Fund, LLC were converted into 250,000 shares of the Company’s restricted common stock and all accrued interest is to be paid in cash.

In connection with the $500,000 bridge financing, the Company issued the original parties warrants exercisable for 100,000 shares of its common stock. The warrants have a term of ten years and an exercise price of $1.00 per share. As part of the terms of the bridge financing, the Company was required to register the shares underlying the warrants by October 2006. Failure to register the warrants requires the Company to issue a warrant exercisable for 10,000 shares for each 30-day period that warrants remain unregistered. At March 31, 2007, the Company has issued a warrant exercisable for 30,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a term of 10 years.

In connection with the reverse acquisition of Momentum, on June 30, 2006, Tonga issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation ("Ultimate Investments"), a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued regarding the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment the note would accrue interest at 12% per annum. On April 3, 2007, the Company entered into a forbearance agreement with Ultimate Investments for the $400,000 promissory note. The forbearance agreement provides for the Company to make scheduled payments on the principal and interest, with the final payment due December 31, 2007

To meet working capital needs, Momentum obtained notes payable for $100,000 and $15,000 on December 8, 2006 and December 22, 2006 respectively, from Mr. Don Guggenheim. On December 8, 2006, Momentum issued a promissory note for $50,000 from Mr. Richard Cilento, Jr., a nominee for the Company's Board of Directors. These promissory notes accrued interest at 8.5% per annum and had a due date of January 8, 2007. The notes are currently in default.

Mr. Charles T. Phillips (then President and Chairman of the Company), in December 2006, loaned Momentum $110,129 represented by an 8.5% promissory note with a due date of January 8, 2007. At March 31, 2007, the balance of the note was $60,129. The promissory note is currently in default.

On April 16, 2007, the Company initiated a second private placement of 4,000,000 shares of its common stock at a price of $1.00 per share. As of April 26, 2007, 685,000 shares had been subscribed for and accepted related to under the above private placement.

Management will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital.

PLAN OF OPERATIONS

Momentum is a start-up biodiesel producer, focused on servicing the U.S. Gulf Coast and in the future, international biodiesel markets. Momentum plans to manufacture high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but can be used in any concentration with petroleum-based diesel fuel in existing diesel engines without engine modification.

The initial plant in LaPorte, Texas, is scheduled for completion in the near future. The Company’s initial focus will be on efficiently operating the La Porte plant at its planned capacity and on sales of the product. Our marketing strategy will focus on wholesale distribution to fuel jobbers, corporate fleets and government users. We will also use established alternative fuel brokers where appropriate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

•	revenue recognition;
•	value of long-lived assets;
•	assets being developed for our own use; and
•	income taxes.

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of March 31, 2007.

ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the period from inception (May 8, 2006) through December 31, 2006 amounted to $165,281 ---- ($20,991 for the three months ended March 31, 2007).

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report March 31, 2007, and has concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.
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

ITEM 3A(T). CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer’s last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer’s internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from January 1, 2007 to March 31, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

01/03/07-1/26/07	Common Stock	850,000	$1.00 per share	Accredited Investor(s) - Private Placement Memorandum
1/31/07	Warrant for common stock	10,000	Penalty for failure to register warrants	Business Associate
02/1/07	Warrant for common stock	2,000	Investment banking fees	Business Associate

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TONGA CAPITAL CORPORATION

Date: May 15, 2007	By: /s/ Barent W. Cater
Barent W. Cater, President
and Chief Executive Officer

Date: May 15, 2007	By: /s/ Stuart C. Cater
Stuart C. Cater,
Chief Financial Officer