Form 10QSB
period 2007-06-30
TONGA CAPITAL CORP
filed 2007-08-20
CIK 813718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

 (281) 334-5161
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 17, 2007, there were 51,843,756 shares of the registrant’s sole class of common shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

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

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$34,401	$19,477
Accounts Receivable	20,837	-
Inventories	54,741	-
Prepaid expenses	36,671	39,297
Total current assets	146,650	58,774
Property & equipment, net of accumulated depreciation and amortization	3,521,003	59,301
Asset being developed for our own use	0	2,517,331
Security deposits	26,278	26,278
TOTAL ASSETS	$3,693,931	$2,661,684

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accounts payable	$416,713	$487,299
Accrued expense – related party	111,148	30,348
Accrued expenses - Other	200,853	100,756
Notes payable	-	165,000
Notes payable - related parties	636,942	510,129
Convertible notes payable	-	500,000
Total Current Liabilities	1,365,656	1,793,532

Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares
authorized, 51,522,256 and 49,166,514 shares issued and
outstanding on June 30, 2007 and December 31, 2006, respectively	515,222	491,665
Additional paid-in capital	7,797,236	1,655,106
Deficit accumulated during the development stage	(5,984,183)	(1,278,619)

Total Stockholders' Equity	2,328,275	868,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,693,931	$2,661,684

See the accompanying notes to the consolidated financial statements

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Income & Expenses
(Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Inception (May 8, 2006) to June 30, 2006	Inception (May 8, 2006) to June 30, 2007

Revenue	$137,760	$137,760	$-0-	$137,760

Operational Expenses
Cost of goods sold	167,192	167,192	0	167,192
Pre-operating plant operating expenses	54,541	105,861	7,250	225,237
General and administrative	4,189,541	4,554,845	123,519	5,237,628
Recapitalization expense	-0-	-0-	400,000	400,000
Total Operational Expense	4,411,274	4,827,898	530,769	6,030,057

Other Income (Expense)
Interest income	853	2,042	283	3,880
Interest expense	9,551	17,468	12,317	95,766
Net Other Income (Expense)	(8,698)	(15,426)	(12,034)	(91,886)
Net Loss	$(4,282,212)	$(4,705,564)	$(542,803)	$(5,984,183)

Per Share Information
Weighted average number of common shares outstanding	51,253,770	50,568,071	39,420,417	47,865,828

Net Loss per Share	$(0.08)	$(0.09)	$(0.01)	$(0.13)

See the accompanying notes to the consolidated financial statements

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Stockholders' Equity
For the Period from Inception (May 8, 2006) through June 30, 2007
(Unaudited)
				Deficit
				accumulated
			Additional	during the
	Common Stock		Paid-In	development
	Shares	Amount	Capital	stage	Totals

Stock issued at formation	39,275,000	$392,750	$(386,272)		$6,478
Reverse acquisition recapitalization	7,852,539	78,525	(78,525)		-
Shares issued in private placement
for cash	2,038,975	20,390	1,911,627		1,932,017
Issuance of warrants			196,440		196,440
Imputed interest on loan from
shareholder			11,836		11,836
Net loss for 2006				(1,278,619)	(1,278,619)
Balance - December 31, 2006	49,166,514	491,665	1,655,106	(1,278,619)	868,152

Shares issued in private placement for cash	1,820,000	18,200	1,728,094		1,746,294
Note Conversion	535,742	5,357	530,385		535,742
Issuance of warrants			18,895		18,895
Employee Stock Options			3,864,756		3,864,756
Net loss				(4,705,564)	(4,705,564)

Balance - June 30, 2007	51,522,256	$515,222	$7,797,236	$(5,984,183)	$2,328,276

See the accompanying notes to the consolidated financial statements

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Inception	Inception
	Ended	(May 8, 2006) to	(May 8, 2006) to
	June 30,	June 30,	June 30,
	2007	2,006	2007
Cash Flows from Operating Activities
Net Loss	$(4,705,564)	$(542,803)	$(5,984,183)
Adjustments to reconcile net loss to cash used in
operating activities
Non-cash interest expense from issuance of warrants		10,750
Depreciation and amortization	18,020		20,198
Interest expense - amortization of debt discount	-		53,751
Imputed interest on related-party note	-		3,906
Recapitalization expense	-		400,000
Non-cash stock option costs	3,864,756		3,864,756
Changes in Assets and Liabilities:			-
Increase in accounts receivable	(20,837)		(20,837)
Increase in inventory	(54,741)		(54,741)
Increase in prepaid expenses	2,626		(36,671)
(Decrease) Increase in accounts payable	(64,591)	17,641	416,713
Increase in accrued expenses	201,102	1,568	312,001
Security deposit		(17,858)
Prepaid expense		(7,250)
Net Cash Used in Operating Activities	(759,229)	(537,952)	(1,025,107)

Cash Flows from Investing Activities
Acquisition of fixed assets	(941,160)	(79,757)	(3,324,256)
Increase in security deposits	-		(26,278)
Net Cash Used in Investing Activities	(941,160)	(79,757)	(3,350,534)

Cash Flows from Financing Activities
Payment of note payable	(165,000)		-
Proceeds from Notes Payable		650,000
Proceeds from convertible notes payable		250,000

Loans from shareholders	126,813		236,942
Stock issued for cash	1,820,000		4,358,975
Offering costs	(66,500)		(192,353)
Cost contributed by principal owner	-	6,478	6,478
Net Cash Provided by Financing Activities	1,715,313	906,478	4,410,042

Net Increase in Cash	14,924	288,769	34,401

Cash and cash equivalents - Beginning of period	19,477	-	-

Cash and cash equivalents - End of period	$34,401	288,769	$34,401
Supplemental Disclosure of Cash Flow Information:

Cash Paid During the period for:
Interest	$30,472		$43,913
Income Taxes	$-		$-

Non-Cash Transactions
Investing activities:
Capitalized interest during construction period	$36,953		$181,243

Financing activities
Note payable issued for recapitalization	$-		$400,000
Note payable converted to stock	$500,000		$-

See the accompanying notes to the consolidated financial statements

TONGA CAPITAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to the Consolidated Financial Statements
As of June 30, 2007
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Tonga Capital Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Tonga’s Annual Report on Form 10-KSB for the period from inception (May 8, 2006) through December 31, 2006.

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

Tonga began producing biodiesel fuel in the quarter ended June 30, 2007 and began selling this product. Revenues generated form sales of produced biodiesel were relatively minor in volume and amount. Accordingly, management considers Tonga still to be a development stage entity and that this level of operations is not significant enough to justify elimination of development stage disclosures including reporting results of operations, cash flows and changes in equity on a cumulative basis since inception.

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

Inventories

Inventories are stated at the lower of average cost basis or market.  Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities.  As of June 30, 2007, inventory consisted of the following:

Finished Goods	$14,334
Work-In-Process	16,126
Raw Materials	24,281

Total	$54,741

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at June 30, 2007.

Note 3 - Going Concern

Tonga  has incurred significant losses from operations since inception has limited financial resources. These factors raise substantial doubt about Tonga’s ability to continue as a going concern. Tonga's financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The current liabilities at June 30, 2007 exceed current assets by $1,219,006 and there is an accumulated deficit of $5,984,183.

Tonga has earned minimal revenue from operations. Tonga's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 – Property Plant and Equipment

Tonga constructed equipment for its own use totaling $3,431,800. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles.  Such assets have not yet been categorized by type of asset, and such information will be provided in the next quarterly filing for the period ending September 30, 2007.

For the six months ended June 30, 2007, depreciation expense was $13,479.   As of June 30, 2007, accumulated depreciation was $20,199.

Note 5 - Stockholders’ Equity

During the six months ended June 30, 2007, Tonga sold 1,820,000 common shares for $1,746,294 net of offering costs of $73,706. The shares were sold at a price of $1.00 per share.

See Note 7 regarding restricted common stock issued in connection with convertible debt.

During the six-months ended June 30, 2007, Tonga issued warrants exercisable at $1 per share for 12,000 common shares. Warrants for 10,000 shares will expire on January 31, 2017 and the remaining warrants will expire on February 1, 2012.

Note 6 –Related Party Transactions

On April 2, 2007, Tonga engaged Charles T. Phillips, a former officer and director, as a consultant. Mr. Phillips will receive $12,500 monthly beginning September 1, 2007 for two years. The agreement provides for the placement of certain restrictions on the sale of common shares held by Mr. Phillips. In addition, Tonga borrowed $71,942 from Mr. Phillips repayable with 8.5% interest per annum on January 8, 2007.  Mr. Phillips and Tonga have executed a forbearance agreement extending the due date of the note to December 31, 2007.

Tonga borrowed $400,000 from Ultimate Investments Corporation on June 30, 2006.  The loan was originally non-interest bearing and due 90 days from the date of the note.  After such date, interest accrues at the default rate of 12% per annum.  On April 3, 2007, Ultimate Investments Corporation and Tonga executed a forbearance agreement which allows Tonga to make scheduled payments of principal and interest through December 31, 2007.

Tonga borrowed $115,000 in December 2006 from Mr. Don Guggenheim, a current shareholder.  The notes payable were due on January 8, 2007.  Tonga is currently in default of the terms of these agreements.

On December 8, 2006, Tonga borrowed $50,000 from Mr. Richard Cilento, Jr., a current Board member.  This promissory note accrues interest at 8.5% per annum and had a due date of January 8, 2007. On June 30, 2007, Mr. Cilento and Tonga executed a forbearance agreement which allows Tonga to remit a lump sum payment for both interest and principal no later than November 16, 2007.

Tonga entered into a consulting agreement with Coastal Safety & Environmental Systems, LLC, , which is a related party.  The agreement provides for a monthly fee payable to Coastal of $30,000 plus a monthly allowance of $1,800 for the use of two trucks.  For the six months ended June 30, 2007, Tonga incurred a total of $190,800 in relation to such contract, of which $111,148 was included in accrued expenses, related party at June 30, 2007.

Note 7 – Convertible Notes Payable

On April 3, 2007, The West Hampton Special Situation Fund, LLC converted the principal and interest due on the $250,000 note into 275,742 common shares. In addition, The Elevation Fund, LLC received 10,000 common shares as an origination fee for arranging the debt.

On April 3, 2007, the Kirby Enterprise Fund, LLC and Kearney Holdings, LLC converted the principal due on the $250,000 in notes held by them into 250,000 common shares, with the interest to be paid in cash.

Note 8 – Executive Compensation
Tonga hired Messers. Barent Cater, Stuart Cater and Jim O’Neal on April 20, 2007, with an effective date of March 1, 2007. Under the employment agreements, Barent Cater received the option to purchase 5,000,000 common shares at $1.00 per share and Stuart Cater and Jim O’Neal each received an option to purchase 2,000,000 common shares at $1.00 per share. The grant date for the options was the date that all terms related to the employment agreement and option vesting schedule were agreed to by both parties, which as stated in the employment contracts, was the date the agreements were executed, April 20, 2007. The options vest over a three-year period beginning on the effective date of the employment agreements.

At the grant date, April 20, 2007, the fair value of these executive options was $15,787,938.  Tonga recorded compensation expense in the current year of $3,864,756 and is amortizing the balance of $11,923,182 over the remaining amortization period.  The assumptions  used to value the options include  an  expected  term of  5  years,  a risk free  interest  rate of 4.58%, expected  volatility  using comparable  company  volatility of  184.83%, an exercise price of $1 and a stock price on the date of grant of $1.80.

Note 9 – Executive Stock Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	-	$-	-
Granted	9,000,000
Exercised	-
Forfeited	-
Expired	-	-	-

Outstanding at June 30, 2007	9,000,000	$1.00	4.81	$-

Exercisable	1,750,000	$1.00	4.81	$-

Weighted-average grant-date fair value of options granted during the period:				$15,787,938
Compensation costs recognized during the period				$3,864,756
Unrecognized compensation cost related to non-vested share based compensation				$11,923,182
Weighted-average recognition period of unrecognized compensation cost				3.75	years
Total grant date fair value of shares vested during period				$3,069,877

Note 10 - Subsequent Events

As of August 15, 2007, 1,291,500 shares of stock have been subscribed and accepted relating to the April 16, 2007 private placement memorandum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the six-month period ended June 30, 2007 may contain “forward-looking statements" regarding Tonga Capital Corporation (the “Company” or “Tonga”). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (9) other factors over which we have little or no control.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2006, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited quarterly financial statements.

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

In connection with the acquisition of Momentum, on June 30, 2006, the Company issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation, a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in connection with the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment, the note would accrue interest at 12% per annum. The Company has entered into a forbearance agreement, with the note holder, a discussion of its terms are in the Liquidity and Capital Resources section below.

In March 2007, the Company underwent a change in management and controlling ownership. Messrs. Phillips and Degeyter resigned as the Chief Executive Officer and Chief Financial Officer, respectively. Messers. Barent Cater and Stuart Cater were appointed as the Chief Executive Officer and Chief Financial Officer, respectively (Messrs. Barent Cater and Stuart Cater are brothers). Mr. Phillips resigned as the Chairman of the Board of Directors and Mr. Barent Cater has been appointed to replace him. Mr. Jim O’Neal was appointed as Chief Operating Officer.

In connection with the above officer appointments, Messers. Barent Cater, Stuart Cater and Jim O’Neal each entered into an employment agreement with the Company, effective March 1, 2007. Per his employment agreement, Barent Cater is to receive a monthly salary of $8,333, beginning September 1, 2007. Mr. Barent Cater’s salary will be reviewed annually by the Board of Directors. Pursuant to the agreements with Stuart Cater and Jim O’Neal, they are each to receive the monthly salary of $8,333, beginning May 1, 2007. This amount increases to $12,500 upon the earlier occurrence of either the completion of a $3 million in financing or December 1, 2007. Their salaries will be subject to an annual review by the Board of Directors. Each contract is a two-year contract with the option to renew for period of one-year thereafter. Under these agreements, Barent Cater received an option to purchase 5,000,000 shares of the Company’s common stock at $1.00 per share and Stuart Cater and Jim O’Neal each received an option to purchase 2,000,000 shares of the Company’s common stock at $1.00 per share. The options have a term of five years.

On April 30, 2007 the Company filed a Schedule 14f-1 Information Statement with the SEC in which Jeffrey P. Ploen, the Company’s sole Director, nominated 4 individuals for appointments to the Company’s Board of Directors.  Those nominations became effective on May 10, 2007.

RESULTS OF OPERATIONS

The Company recognized revenue of $97,790 during the six months ending June 30, 2007 all of which was generated in June 2007. Operating expenses for the six months ended June 30, 2007, included $127,222 in cost of goods sold, $105,861 in plant operating expenses and $4,554,845 in general and administrative expenses; totaling $4,787,928 for the six months ended June 30, 2007 ($127,222 in cost of goods sold, $54,541 in plant operating expenses and $4,189,541 in general and administrative expenses; resulting in total operating expenses of $4,371,304 for the three months ended June 30, 2007). During the six months ended June 30, 2007, the Company incurred interest expense of $17,468 and recognized interest income of $2,042  ($9,551 in interest expense and $853 in interest income for the three months ended June 30, 2007).

During the six months ended June 30, 2007, the Company recognized a net loss of $4,705,564 ($4,282,212 for the three months ended June 30, 2007). The net loss per share for the six months ended June 30, 2007, was $0.09 per share ($0.08 per share for the three months ended June 30, 2007).

The Company’s cash expenditures during the six months ended June 30, 2007 for the continued construction of the biodiesel plant in LaPorte, Texas were $914,467.  As of June 25, 2007, the construction was substantially completed at a cost of $3,431,800. These assets were placed in service and are being depreciated pursuant to applicable accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, the Company had $34,401 in cash and $112,249 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

During the six months ended June 30, 2007, the Company incurred losses from operations resulting in a cumulative net working capital deficit of $1,219,006. Net cash used in operating activities during the six months ended June 30, 2007 was $763,608. Net cash used in investing activities during the six months ended June 30, 2007 was $936,781, of which, most of these funds were used in the completion of the Company’s production equipment. Net cash provided by financing activities during the six months ended June 30, 2007 was $1,715,313.

The Company’s financing activities during the six months ending June 30, 2007 include the following:

During the six months ended June 30, 2007, the Company sold 1,820,000 shares of its restricted common stock for cash of $1,820,000, less offering costs of $66,500. The shares were sold for $1.00 per share.

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

On April 3, 2007, Momentum converted the principal and accrued interest on the $250,000 promissory note held by the West Hampton Special Situation Fund, LLC into 275,742 shares of the Company’s restricted common stock. The Company will also issue 10,000 shares of its restricted common stock to The Elevation Fund, LLC for the origination fee of $10,000 due on the promissory note. On April 3, 2007, the principal due on the two $125,000 promissory notes held by Kearney Holdings, LLC and the Kirby Enterprise Fund, LLC were converted into 250,000 shares of the Company’s restricted common stock and all accrued interest was paid in cash.

In connection with the $500,000 bridge financing, the Company issued the original parties warrants exercisable for 100,000 shares of its common stock. The warrants have a term of ten years and an exercise price of $1.00 per share. In connection with certain terms of this agreement, The Company has issued an additional warrant exercisable for 30,000 shares of the Company’s common stock with an exercise price of $1.00 per share and a term of 10 years (see footnote 7 to the financial statements).

In connection with the reverse acquisition of Momentum, on June 30, 2006, Tonga issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation ("Ultimate Investments"), a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued regarding the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment the note would cause the note to accrue interest at 12% per annum. On April 3, 2007, the Company entered into a forbearance agreement with Ultimate Investments for the $400,000 promissory note. The forbearance agreement provides for the Company to make scheduled payments on the principal and interest, with the final payment due December 31, 2007. In the six month period ending June 30, 2007, the Company made payments in the amount of $15,000 on this obligation.

To meet working capital needs, Momentum obtained notes payable for $100,000 and $15,000 on December 8, 2006 and December 22, 2006 respectively, from Mr. Don Guggenheim a current shareholder. These promissory notes accrued interest at 8.5% per annum and had a due date of January 8, 2007.  The Company is currently in default of the terms of these agreements.

On December 8, 2006, Momentum issued a promissory note for $50,000 from Mr. Richard Cilento, Jr., a member of the Company's Board of Directors. This promissory note accrues interest at 8.5% per annum and had a due date of January 8, 2007. The Company has entered into a forbearance agreement with Mr. Cilento, which calls for these promissory notes to be paid in full by November 16, 2007.

Mr. Charles T. Phillips (then President and Chairman of the Company), in December 2006, loaned Momentum $110,129 represented by an 8.5% promissory note with a due date of January 8, 2007. At June 30, 2007, the balance of the note was $71,941.93. The Company has entered into a forbearance agreement with Mr. Phillips which calls for the promissory note to be paid in full by December 31, 2007. In April 2007, the Company entered into a consulting agreement with Mr. Phillips.  Mr. Phillips will receive $12,500 monthly, beginning September 1, 2007. The agreement has a term of two-year. The agreement provides for the placement of certain restrictions on the sale of common shares held by Mr. Phillips.

On April 16, 2007, the Company initiated a second private placement of 4,000,000 shares of its common stock at a price of $1.00 per share. As of August 15, 2007, 1,291,500 shares had been subscribed for and accepted related to under the terms of the private placement agreement.

Management may need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital.

PLAN OF OPERATIONS

Momentum, the Company’s wholly-owned subsidiary, is a start-up biodiesel producer, focused on servicing the U.S. Gulf Coast and in the future, international biodiesel markets. Momentum plans to manufacture high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but can be used in any concentration with petroleum-based diesel fuel in existing diesel engines without engine modification.

Our initial plant in LaPorte, Texas, has been completed and is currently in limited production. The Company’s initial focus will be on efficiently operating the La Porte plant at its planned capacity and on sales of our product. Our marketing strategy will focus on wholesale distribution to fuel jobbers, corporate fleets and government users. We will also use established alternative fuel brokers where appropriate.

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

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

•	revenue recognition;
•	value of long-lived assets;
•	inventories
•	assets being developed for our own use; and
•	income taxes.

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of June 30, 2007.

Inventories

Inventories are stated at the lower of average cost basis or market.  Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities.

ASSETS BEING DEVELOPED FOR OUR OWN USE

Assets being developed for our own use are stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on assets developed for our own use until such time as the relevant assets are completed and put into service.

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the period from inception (May 8, 2006) through June 30, 2007 amounted to $181,243 ($36,953 for the six months ended June 30, 2007).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and the Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report June 30, 2007, and has concluded that the disclosure controls, internal controls and procedures are not effective based upon their evaluation as of the evaluation date. Management’s assessment that its reporting controls are ineffective results primarily from the fact that its independent registered public accounting firm noted deficiencies in the Company's computation of share based compensation.  As a result, the Company made significant revisions to our proposed financial statement disclosures.

We are taking steps necessary to address these reporting issues in future filings including increased training in the areas of accounting for share based compensation and financial statement disclosures.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from January 1, 2007 to June 30, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

01/03/07-01/26/07	Common Stock	850,000	$1.00 per share	Accredited Investor(s) - Private Placement Memorandum
01/31/07	Warrant for common stock	10,000	Penalty for failure to register warrants	Business Associate
02/1/07	Warrant for common stock	2,000	Investment banking fees	Business Associate
04/16/07 – 06/30/07	Common Stock	970,000	$1.00 per share	Accredited Investor(s) - Private Placement Memorandum
04/20/08	Options for common Stock	9,000,000	$1.00 exercise price	Company Executive

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

TONGA CAPITAL CORPORATION

Date: August 20, 2007	By: /s/ Barent W. Cater
Barent W. Cater, President
and Chief Executive Officer

Date:August 20, 2007	By: /s/ Stuart C. Cater
Stuart C. Cater,
Chief Financial Officer