Form 10QSB
period 2007-09-30
MOMENTUM BIOFUELS, INC.
filed 2007-11-14
CIK 813718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________

Commission file number 000-50619

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)

(Exact name of registrant as specified in its charter)

Colorado	84-1069035
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2600 South Shore Blvd., Suite 100, League City, TX 77573

(Address of principal executive offices)

 (281) 334-5161
(Issuer's telephone number)

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

As of  November 3, 2007, there were 54,813,756 shares of the registrant's sole class of common shares outstanding.
Yes [   ] No [X]

 PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by Momentum Biofuels, Inc (formerly known as Tonga Capital Corporation) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006, included in the Company's Form 10-KSB.

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$2,127,274	$19,477
Accounts Receivable	49,687	-
Inventories	31,671	-
Prepaid expenses	55,453	39,297
Total current assets	2,264,085	58,774

Property & equipment, net of accumulated depreciation and amortization of $148,866 and $2,178, respectively	3,375,127	59,301
Asset being developed for our own use	-	2,517,331
Security deposits	26,278	26,278
TOTAL ASSETS	$5,665,490	$2,661,684

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
Accounts payable	$68,727	$487,299
Accrued expense - related party	-	30,348
Accrued expenses - Other	150,416	100,756
Notes payable	-	165,000
Notes payable - related parties	586,769	510,129
Convertible notes payable	-	500,000
Total Current Liabilities	805,912	1,793,532

Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares
authorized, 54,813,756 and 49,166,514 shares issued and
outstanding on September 30, 2007 and December 31, 2006, respectively	548,137	491,665
Additional paid-in capital	12,831,122	1,655,106
Accumulated deficit	(8,519,681)	(1,278,619)

Total Stockholders' Equity	4,859,578	868,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,665,490	$2,661,684

See the accompanying notes to the consolidated financial statements

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	From Inception (May 8, 2006) To September 30, 2006

Revenue	$389,697	$-0-	$487,486	$-0-
Cost of goods sold	434,313	-0-	561,534	-0-
Gross Loss	(44,616)	-0-	(74,048)	-0-

Operational Expenses
Plant operating expenses	379,564	52,555	485,426	59,805
General and administrative	2,095,565	207,781	6,650,409	331,299
Recapitalization expense	-0-	-0-	-0-	400,000
Total Operational Expense	2,475,129	260,336	7,135,835	791,104

Loss from operations	(2,519,745)	(260,336)	(7,209,883)	(791,104)
Other Income (Expense)
Interest income	8,913	1,543	10,954	1,826
Interest expense	(24,666)	(53,561)	(42,133)	(65,879)
Net Other Income (Expense)	(15,753)	(52,018)	(31,179)	(64,053)
Net Loss	$(2,535,498)	$(312,354)	$(7,241,062)	$(855,157)

Per Share Information
Weighted average number of common shares outstanding	52,791,432	47,537,914	51,315,424	44,535,552

Net Loss per Share	$(0.05)	$(0.01)	$(0.14)	$(0.02)

See the accompanying notes to the consolidated financial statements

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)
Consolidated Statement of Stockholders' Equity
For the nine months ending September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balance - December 31, 2006	49,166,514	$491,665	$1,655,106	$(1,278,619)	$868,152

Shares issued in private placement for cash	5,111,500	51,115	4,969,522		5,020,637
Note conversion	500,000	5,000	500,000		500,000
Conversion of interest on note	35,742	357	30,385		35,742
Directors stock based compensation			450,000		450,000
Issuance of warrants for services			566,474		566,474
Employee stock option compensation			4,659,635		4,659,635
Net loss				(7,241,062)	(7,241,062)

Balance - September 30, 2007	54,813,756	$548,137	$12,831,122	$(8,519,681)	$4,859,578

See the accompanying notes to the consolidated financial statements

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months	Inception
	Ended	(May 8, 2006) To
	September 30,	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(7,241,062)	$(855,157)
Adjustments to reconcile net loss to cash used in
operating activities
Depreciation and amortization	146,688	823
Interest expense - amortization of debt discount	-	53,751
Imputed interest on related-party note	-	3,906
Recapitalization expense	-	400,000
Warrants issued for services	566,474
Directors stock based compensation	450,000
Employee stock option compensation costs	4,659,635
Changes in Assets and Liabilities:
Increase in accounts receivable	(49,686)
Increase in inventory	(31,671)
Increase in prepaid expenses	(16,156)
(Decrease) Increase in accounts payable	(418,572)	158,475
Increase in accrued expenses	129,514	7,339
Security deposit
Prepaid expense		(37,912)
Net Cash Used in Operating Activities	(1,804,836)	(268,775)

Cash Flows from Investing Activities
Acquisition of fixed assets	(945,184)	(1,266,651)
Increase in security deposits	-	(26,278)
Net Cash Used in Investing Activities	(945,184)	(1,292,929)

Cash Flows from Financing Activities
Payment of note payable	(230,556)
Proceeds from related party notes payable		250,000
Proceeds from convertible notes payable		250,000

See the accompanying notes to the consolidated financial statements

Continued…

MOMENTUM BIOFUELS, INC.
(formerly known as Tonga Capital Corporation)
Consolidated Statement of Cash Flows
(Unaudited)
Continued

	Nine Months	Inception
	Ended	(May 8, 2006) To
	September 30,	September 30,
	2007	2006

Loans from shareholders	67,736
Stock issued for cash	5,111,500	1,067,167
Offering costs	(90,863)
Cost contributed by principal owner	-	6,478
Net Cash Provided by Financing Activities	4,857,817	1,573,645

Net Increase in Cash	2,107,797	11,941

Cash and cash equivalents - Beginning of period	19,477	-

Cash and cash equivalents - End of period	$2,127,274	$11,941
Supplemental Disclosure of Cash Flow Information:

Cash Paid During the period for:
Interest	$40,403	$882
Income Taxes	$-	-

Non-Cash Transactions
Investing activities:
Capitalized interest during construction period	$36,953	$127,061

Financing activities
Note payable issued for recapitalization	$-	$400,000
Note payable converted to stock	$500,000

See the accompanying notes to the consolidated financial statements

MOMENTUM BIOFUELS, INC.
(Formerly known as TONGA CAPITAL CORPORATION)
Notes to the Consolidated Financial Statements
As of September 30, 2007
(Unaudited)

Note 1--Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Momentum Biofuels, Inc. (formerly known as Tonga Capital Corporation, “Momentum”)) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by U. S. generally accepted accounting principles for complete financial statements.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes contained in Momentum’s Annual Report on Form 10-KSB for the period from inception (May 8, 2006) through December 31, 2006.

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

Momentum began producing biodiesel fuel in the quarter ended June 30, 2007 and began selling this product. While revenues generated from sales of produced biodiesel were relatively minor in volume and amount, management considers Momentum as having moved out of the development stage entity status capable of full production and operations.

Note 2--Summary of Significant Accounting Policies

Accounting Policies implemented since Momentum (formerly known as Tonga Capital Corporation) filed its Annual Report on Form 10-KSB for the period from inception (May 8, 2006) through December 31, 2006, include the following:

Share-Based Compensation

Momentum measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.” The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Inventories

Inventories are stated at the lower of average cost basis or market.  Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities.  As of September 30, 2007, inventory consisted of the following:

Finished Goods	$ 9,228
Work-In-Process	-0-
Raw Materials	$22,443

Total	$31,671

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at September 30, 2007.

Revenue Recognition

Momentum recognizes revenue from product sales when the products are shipped or delivered and the title and risk of loss pass to the customer. Provisions for any product returns or discounts given to customers are accounted for as reductions in revenues in the same period revenues are recorded.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception, and currently, has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.   The company currently has an accumulated deficit of $8,519,681 through September 30, 2007.

Momentum has earned minimal revenue from operations. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Property Plant and Equipment

Momentum constructed equipment for its own use totaling $3,414,592. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles.

Property and equipment is recorded at cost and depreciated on the straight-line method over the estimated useful lives of the various classes of depreciable property as follows:

Plant	3,414,592	7 years
Plant machinery and equipment	25,246	3-5 years
Office furniture and equipment	23,208	7 years
Computer equipment	24,104	3 years
Computer software	3,220	5 years
Leasehold Improvements	33,624	5-6 years

Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

For the nine months ended September 30, 2007, depreciation and amortization expense was $146,688.   As of September 30, 2007, accumulated depreciation and amortization was $148,886.

Note 5 - Stockholders' Equity

During the nine months ended September 30, 2007, Momentum sold 5,111,500 common shares for $5,020,637 net of offering costs of $90,863. The shares were sold at a price of $1.00 per share.

On August 31, 2007, the April 16, 2007 private placement memorandum was closed out with a total of 4,261,500 shares of stock subscribed and accepted.  These shares were sold at $1.00 per share.  The proceeds, net of offering costs, were $4,200,637.

See Note 7 regarding restricted common stock issued in connection with convertible debt.

During the nine-months ended September 30, 2007, Momentum issued warrants exercisable at $1 per share for 1,012,000 common shares. Warrants for 10,000 shares will expire on January 31, 2017, 2,000 shares will expire on February 1, 2012 and the remaining 1,000,000 will expire on August 31, 2009.

Note 6 -Related Party Transactions

On April 2, 2007, Momentum engaged Charles T. Phillips, a former officer and director, as a consultant. Mr. Phillips will receive $12,500 monthly beginning September 1, 2007 for two years. The agreement provides for the placement of certain restrictions on the sale of common shares held by Mr. Phillips. In addition, Momentum borrowed $71,942 from Mr. Phillips, repayable with 8.5% interest per annum on January 8, 2007.  Mr. Phillips and Momentum have executed a forbearance agreement extending the due date of the note to December 31, 2007.

Momentum borrowed $400,000 from Ultimate Investments Corporation on June 30, 2006.  The loan was originally non-interest bearing and due 90 days from the date of the note.  After such date, interest accrues at the default rate of 12% per annum.  On April 3, 2007, Ultimate Investments Corporation and Momentum executed a forbearance agreement which allows Momentum to make scheduled payments of principal and interest through December 31, 2007.

Momentum borrowed $115,000 in December 2006 from Mr. Don Guggenheim, a current shareholder.  The notes payable were due on January 8, 2007.  On September 9, 2007, the note, including accrued interest was paid in full.

On December 8, 2006, Momentum borrowed $50,000 from Mr. Richard Cilento, Jr., a current Board member.  This promissory note accrues interest at 8.5% per annum and had a due date of January 8, 2007. On June 30, 2007, Mr. Cilento and Momentum executed a forbearance agreement which allows Momentum to remit a lump sum payment for both interest and principal no later than November 16, 2007.

Momentum entered into a consulting agreement with Coastal Safety & Environmental Systems, LLC, which is a related party.  The agreement provided for a monthly fee payable to Coastal of $30,000 plus a monthly automobile allowance of $1,800.  On September 13, 2007 (effective September 1, 2007), the contract was terminated in conjunction with an employment agreement with Coastal Safety & Environmental Systems, LLC’s member, Mr. David Pearce. For the nine months ended September 30, 2007, Momentum incurred a total of $179,652 in consulting fees in relation to such contract.  The balance payable on the contract of $50,000 was converted to a promissory note bearing 8.5% interest payable monthly for six months, the final payment to include all principal and interest due.

On July 19, 2007, Momentum borrowed $55,923 from Mr. Barent W. Cater, then CEO/President and Chairman of the Board of Directors.  This promissory note accrues interest at 8.5% per annum and had a due date of December 31, 2007.  Under the terms of Mr. Cater’s Separation Agreement, effective October 16, 2007, the total principal and accrued interest was paid in full.

Note 7 - Convertible Notes Payable

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

Note 8 - Executive Compensation

Momentum hired Messrs. Barent Cater, Stuart Cater and Jim O'Neal on April 20, 2007, with an effective date of March 1, 2007. Under the employment agreements, Barent Cater received the option to purchase 5,000,000 common shares at $1.00 per share and Stuart Cater and Jim O'Neal each received an option to purchase 2,000,000 common shares at $1.00 per share. The grant date for the options was the date that all terms related to the employment agreement and option vesting schedule were agreed to by both parties, which as stated in the employment contracts, was the date the agreements were executed, April 20, 2007. The options vest over a three-year period beginning on the effective date of the employment agreements.

At the grant date, April 20, 2007, the fair value of these executive options was $15,787,938.  Momentum recorded initial compensation expense at the time of grant in the amount of $3,864,756 and is amortizing the balance of $11,923,182 over the remaining amortization period.  The assumptions  used to value the options include  an  expected  term of  5  years,  a risk free  interest  rate of 4.58%, expected  volatility  using comparable  company  volatility of  184.83%, an exercise price of $1 and a stock price on the date of grant of $1.80.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	-	$-	-
Granted	9,000,000	1.00	4.81
Exercised	-
Forfeited	-
Expired	-	-	-

Outstanding at September 30, 2007	9,000,000	$1.00	4.81	$-

Exercisable	1,750,000	$1.00	4.81	$-

Weighted-average grant-date fair value of options granted during the period:				$15,787,938
Compensation costs recognized during the period				$4,659,635
Unrecognized compensation cost related to non-vested share based compensation				$11,128,303
Weighted-average recognition period of unrecognized compensation cost				3.75	years
Total grant date fair value of shares vested during period				$3,069,877

Messrs. Barent Cater, Stuart Cater and James O’Neal entered into Separation Agreements with the Company and resigned from their respective positions with Momentum.  See Subsequent Events section for additional details.

Note 9 – Warrants

On August 31, 2007, Momentum entered into an arrangement with TES Energy Development, LLC to jointly commence on a feasibility study to determine the viability of developing a biodiesel plant.  In consideration for such arrangement, the Momentum granted TES Energy Development LLC 1 million warrants at a $1 per share exercise price with a 2 year exercise period.

At the grant date, August 31, 2007, the fair value of these warrants was $547,579.  Momentum recorded consulting expense in the current period of that amount.  The assumptions  used to value the warrants include  immediate vesting at the grant date,  a risk free  interest  rate of 6.5%, expected  volatility  using comparable  company  volatility of  109%, an exercise price of $1 and a stock price on the date of grant of $0.95.  The warrants exercise period ends on August 31, 2009.

Warrant activity for the period from Inception (May 8, 2006) through September 30, 2007 is as follows:

Grant	Expiration	Exercise	Outstanding	New		Outstanding
Date	Date	Price	12/31/2006	Grants	Exercises	09/30/2007
	6/27/16	$ 1.00	120,000	---	---	120,000
01/31/2007	01/31/2017	1.00	---	10,000	---	10,000
02/1/2007	02/01/2012	1.00	---	2,000	---	2,000
8/31/07	8/31/09	1.00	---	1,000,000	---	1,000,000
		Totals	120,000	1,012,000	---	1,132,000

The weighted average exercise price for all warrants outstanding as of September 30, 2007 was $1.00.

 Note 10 - Subsequent Events

On October 10, 2007, Momentum Capital Corporation (Momentum) held its Annual Shareholders’ Meeting.  Among the business conducted at the meeting was the election of the Momentum’s Board of Directors.  Messrs. Richard C.  Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory A. Enders were elected as directors.  Barent W. Cater, the Chief  Executive  Officer  of the  Company,  was  not  elected  to the  Board  of Directors. All directors were elected to serve a one-year term.

In addition, at Momentum’s (formerly known as Tonga Capital Corporation) Annual Shareholders' Meeting on October 10, 2007, a majority of the shareholders approved a resolution to change Momentum’s name to Momentum Biofuels, Inc.

Effective November 1, 2007, Momentum has amended its Articles of Incorporation to reflect the new name, Momentum Biofuels, Inc. In addition, the Momentum has been assigned a new trading symbol for its common stock, which trades on the Over-the-Counter Bulletin Board.  Momentum’s new symbol is MMBF.OB.

On October 16, 2007 and October 19, 2007, Messrs. Barent W. Cater and Stuart C. Cater entered into Separation Agreements with Momentum and resigned their positions of Chief Executive Officer /President and Chief Financial Officer, respectively. Also, on October 19, 2007, Mr. James O’Neal entered into a Separation Agreement with the Momentum and resigned his position as Chief Operating Officer. In conjunction with the executed separation agreements, a total of 6,750,000 options were forfeited.

On October 20, 2007, the Board of Directors of Momentum appointed Mr. Gregory A. Enders as the Chief Executive Officer and President of the Company.  Mr. Enders has served as a director of Momentum, since October 10, 2007.

Note 11 – New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-QSB for the nine-month period ended September 30, 2007, may contain “forward-looking statements" regarding Momentum Biofuels, Inc. (formerly known  as Tonga Capital Corporation) (the “Company” or “Tonga”). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (9) other factors over which we have little or no control.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2006, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited quarterly financial statements.

SUBSEQUENT EVENTS

On October 10, 2007, Momentum Biofuels, Inc. (formerly known as Tonga Capital Corporation)  held its Annual Shareholders’ Meeting.  Among the business conducted at the meeting was the election of the Company’s Board of Directors.  Messrs. Richard C.  Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory A. Enders were elected as directors.  Barent W. Cater, the Chief  Executive  Officer  of the  Company,  was  not  elected  to the  Board  of Directors. All directors were elected to serve a one-year term.

In addition, at the Annual Shareholders' Meeting on October 10, 2007, a majority of the shareholders approved a resolution to change the Company's name to Momentum Biofuels, Inc.

On November 1, 2007, the Company has Amended is Articles of Incorporation to reflect the new name, Momentum Biofuels, Inc. In addition, the Company has been assigned a new trading symbol for its common stock, which trades on the Over-the-Counter Bulletin Board.  The Company’s new symbol is MMBF.OB.

On October 20, 2007, the Board of Directors appointed Mr. Gregory A. Enders as the Chief Executive Officer of the Company.  Mr. Enders has served as a director of the Company since October 10, 2007.

On October 16, 2007, Mr. Barent W. Cater, in accordance with a Separation Agreement, resigned his position of CEO/President effective on that date.  On October 19, 2007, Messrs. Stuart Cater and James O’Neal, in accordance with individual Separation Agreements, resigned their positions of Chief Financial Officer and Chief Operating Officer, respectively. In conjunction with the executed separation agreements, a total of 6,750,000 options were returned to the Company.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2007 and Inception (May 8, 2006) to September 30, 2006

The Company recognized revenue of $487,486 during the nine months ending September 30, 2007. Operating expenses for the nine months ended September 30, 2007, included $561,534 in cost of goods sold, $485,426 in plant operating expenses and $6,650,409 in general and administrative expenses; totaling $7,135,835. Included in the general and administrative expenses for the nine months ending September 30, 2007 are $4,659,635 of expenses for executive stock options awarded pursuant to the terms of the Employment Agreements with Messrs. Barent W. Cater, Stuart C. Cater and James A. O’Neal.  In addition, included in the general and administrative expenses for the nine months ending September 30, 2007 is $547,579 relating to the warrants awarded to TES Energy Development, LLC and $450,000 relating to stock provided to members of the Board of Directors as compensation.

The Company recognized no revenue from inception (May 8, 2006) to September 30, 2006.  During this period, the Company recognized $0.00 in cost of goods sold, $59,805 in plant operating expenses, $331,299 in general and administrative expenses and a $400,000 recapitalization expense resulting in total operating expenses of $791,104 for the period. The Company incurred $65,879 in interest expense and recognized $1,826 in interest income for the period.  The increase in total operational expenses of $6,344,731 was due to the increase in general and administrative expenses of due in part to increased operational activities and the expense of executive stock options.

During the nine months ended September 30, 2007, the Company incurred interest expense of $42,133 and recognized interest income of $10,954.

During the nine months ended September 30, 2007, the Company recognized a net loss of $7,241,062 compared to a net loss of $855,157 for the period of May 8, 2006 (inception) through September 30, 2006.  The increase of $6,385,905 was due primarily to the increase in general and administrative expenses, as discussed above.  The net loss per share for the nine months ended September 30, 2007, was $0.14 per share compared to a net loss per share of $0.02 for the period of May 8, 2006 (inception) through September 30, 2006.

The Company's cash expenditures during the nine months ended September 30, 2007 for the continued construction of the biodiesel plant in LaPorte, Texas were $914,467.  As of June 25, 2007, the construction was substantially completed at a cost of $3,414,592. These assets were placed in service and are being depreciated pursuant to applicable accounting principles.

For the Three Months Ended September 30, 2007 and 2006

The Company recognized revenue of $389,697 during the three months ended September 30, 2007.  During the three months ended September 30, 2007, the Company recognized $434,313 in cost of goods sold, $379,564 in plant operating expenses and $2,095,565 in general and administrative expenses; resulting in total operating expenses of $2,475,129 for the three months ended September 30, 2007.

For the three months ended September 30, 2006, the Company recognized no revenue or cost of goods sold.  The Company recognized $52,555 in plant operating expenses and $207,781 in general and administrative expenses; resulting in total operating expenses of $260,336.  The increase in total operating expenses of $2,214,793 is due to the increase in operational activities discussed above.

The Company incurred $24,666 in interest expense and recognized $8,913 in interest income for the three months ended September 30, 2007.

During the three months ended September 30, 2007, the Company recognized a net loss of $2,535,498 compared to a net loss of $312,354 for the three months ended September 30, 2006.  The increase of $2,223,144 was due to the increase in operational expenses discussed above.  The net loss per share for the three months ended September 30, 2007 was $0.05 per share. The net loss per share for the three months ended September 30, 2006 was $0.01.

The Company incurred $53,561 in interest expense and recognized $1,543 in interest income for the three months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had $2,127,274 in cash and $136,811 in other current assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, cash needs have been satisfied primarily through proceeds from private placements of equity securities and debt instruments, but there is no guarantee that such financing activities will be sufficient to fund current and future projects and the ability to meet cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

During the nine months ended September 30, 2007, the Company incurred losses from operations of $7,241,062.  Net cash used in operating activities during the nine months ended September 30, 2007 was $1,804,836. Net cash used in investing activities during the nine months ended September 30, 2007 was $945,184, of which, most of these funds were used in the completion of the Company's production equipment. Net cash provided by financing activities during the nine months ended September 30, 2007 was $4,857,817.

The Company's financing activities during the nine months ending September 30, 2007 include the following:

During the nine months ended September 30, 2007, the Company sold 5,111,500 shares of its restricted common stock for cash of $5,111,500 less offering costs of $90,863. The shares were sold for $1.00 per share.

On April 3, 2007, Momentum converted the principal and accrued interest on the $250,000 promissory note held by the West Hampton Special Situation Fund, LLC into 275,742 shares of the Company's restricted common stock. The Company will also issue 10,000 shares of its restricted common stock to The Elevation Fund, LLC for the origination fee of $10,000 due on the promissory note. On April 3, 2007, the principal due on the two $125,000 promissory notes held by Kearney Holdings, LLC and the Kirby Enterprise Fund, LLC were converted into 250,000 shares of the Company's restricted common stock and all accrued interest was paid in cash.

In connection with the $500,000 bridge financing, the Company issued the original parties warrants exercisable for 100,000 shares of its common stock. The warrants have a term of ten years and an exercise price of $1.00 per share. In connection with certain terms of this agreement, The Company has issued an additional warrant exercisable for 30,000 shares of the Company's common stock with an exercise price of $1.00 per share and a term of 10 years.

In connection with the reverse acquisition of Momentum Biofuels, Inc. (a Texas Corporation), on June 30, 2006, Momentum Biofuels, Inc. (formerly known as Tonga Capital Corporation) issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation ("Ultimate Investments"), a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued regarding the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment the note would cause the note to accrue interest at 12% per annum. On April 3, 2007, the Company entered into a forbearance agreement with Ultimate Investments for the $400,000 promissory note. The forbearance agreement provides for the Company to make scheduled payments on the principal and interest, with the final payment due December 31, 2007. In the nine month period ending September 30, 2007, the Company made payments in the amount of $90,000 on this obligation.

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

On April 16, 2007, the Company initiated a second private placement of 4,000,000 shares of its common stock at a price of $1.00 per share. As of September 30, 2007, 4,261,500 shares had been subscribed for and accepted related to under the terms of the private placement agreement, which is now closed.

Management may need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital.

PLAN OF OPERATIONS

Momentum, the Company's wholly-owned subsidiary, is a start-up biodiesel producer, focused on servicing the U.S. Gulf Coast and in the future, international biodiesel markets. Momentum plans to manufacture high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but can be used in any concentration with petroleum-based diesel fuel in existing diesel engines without engine modification.

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

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of September 30, 2007.

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

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the period from inception (May 8, 2006) through September 30, 2007 amounted to $181,243 ($36,953 for the nine months ended September 30, 2007).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and the Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report September 30, 2007, and has concluded that the disclosure controls, internal controls and procedures are effective based upon their evaluation as of the evaluation date.

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

ITEM 3A(T). CONTROLS AND PROCEDURES

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company made the following unregistered sales of its securities from January 1, 2007 to September 30, 2007.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER

01/03/07-01/26/07	Common Stock	850,000	$1.00 per share	Accredited Investor(s) - Private Placement Memorandum
01/31/07	Warrant for common stock	10,000	Penalty for failure to register warrants	Business Associate
02/1/07	Warrant for common stock	2,000	Investment banking fees	Business Associate
04/16/07 - 08/31/07	Common Stock	4,261,500	$1.00 per share	Accredited Investor(s) - Private Placement Memorandum
04/20/07	Options for common Stock	9,000,000	$1.00 exercise price	Company Executive(s)
08/31/07	Warrant for common stock	1,000,000	$1.00 exercise price	Business Associate
09/13/07	Common Stock	600,000	$.75 per share	Director(s)

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

 Item 3. Defaults Upon Senior Securities.

None

 Item 4. Submission of Matters to a Vote of Security Holders.

On October 10, 2007, Momentum Biofuels, Inc., (formerly known as Tonga Capital Corporation) (the Company) held its Annual Shareholders’ Meeting.  The following items were approved by a majority of the voting shareholders:

-  Messrs. Richard C.  Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory A. Enders were elected to the Company’s Board of Directors.  All directors were elected to serve a one-year term.

-  A resolution to change the Company's name from Tonga Capital Corporation to Momentum Biofuels, Inc.

-  The engagement of Malone & Bailey, as the Company’s registered independent public accountants.

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

MOMENTUM BIOFUELS, INC.

Date: November 14, 2007	By: /s/ Gregory A. Enders
Gregory A. Enders, President,
Chief Executive Officer & Acting Principal Accounting Officer