Form 10KSB
period 2007-12-31
MOMENTUM BIOFUELS, INC.
filed 2008-04-15
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-50619

                             MOMENTUM BIOFUELS, INC.
                             -----------------------
                      (FORMERLY TONGA CAPITAL CORPORATION)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              COLORADO                                 84-1069035
              --------                                 ----------

     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


             2600 South Shore Blvd, Suite 100 League City, TX 77573


                                 (281) 334-5161
                                 --------------


Securities registered pursuant to Section 12(b) of the Act: COMMON STOCK, $0.01 PAR VALUE

Securities to be registered pursuant to Section 12(g) of the Act: NONE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

The Registrant's revenues for its fiscal year ended December 31, 2007 were $702,295.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on April 11, 2008 was approximately $3,769,877 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date. As of April 11, 2008, there were 47,328,756 shares issued and outstanding, of which 10,188,856 shares were held by non-affiliates.

          Transitional Small Business Disclosure Format. Yes [ ] No [X]







                             MOMENTUM BIOFUELS, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                ITEM               DESCRIPTION                                                     PAGE

             Part I.

             Item 1.         Description of Business                                               1

             Item 2.         Description of Properties                                             18

             Item 3.         Legal Proceedings                                                     19

             Item 4.         Submission of Matters to a Vote of Security Holders                   19

             Part II.

             Item 5.         Market for Common Equity and Related Stockholder Matters              19

             Item 6.         Management's  Discussion and Analysis of Financial  Condition and     22
                             Plan of Operations

             Item 7.         Financial Statements                                                  28

             Item 8.         Changes in and  Disagreements  With Accountants on Accounting and     28
                             Financial Disclosures

             Item 8a.        Controls and Procedures.                                              28

             Item 8A (T).    Controls and Procedures.                                              28

             Part III.

             Item 9.         Directors,  Executive  Officers,  Promoters and Control  Persons:     30
                             Compliance with Section 16(a) of the Exchange Act

             Item 10.        Executive Compensation                                                35

             Item 11.        Security Ownership of Certain Beneficial Owners and Management        38

             Item 12.        Certain Relationships and Related Transactions                        39

             Part IV.

             Item 13.        Exhibits.                                                             41

             Item 14.        Principal Accountant Fees and Services.                               41

             Signatures.                                                                           42


                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Momentum Biofuels, Inc., ("Momentum" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations. There can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 8 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS

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


HISTORY OF MOMENTUM BIOFUELS, INC.

Tonga Capital Corporation was incorporated on January 29, 1987, in the state of Colorado and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant.

On November 1, 2007, we changed our name from Tonga Capital Corporation to Momentum Biofuels, Inc. As result of the name change, our trading symbol was changed from TGCP.OB to MMBF.OB.

On June 30, 2006, we completed a reverse acquisition with Momentum Biofuels, Inc. ("Momentum"), which was accounted for as a recapitalization of Momentum. Tonga issued 39,275,000 shares of its common stock to the shareholders of Momentum in exchange for 100% of the issued and outstanding shares of Momentum (39,275,000 shares). As a result of the transaction, Momentum became a wholly-owned subsidiary of Tonga. Momentum is a Texas corporation and is in the business of biodiesel production.

In connection with the acquisition of Momentum on June 30, 2006, we issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation, a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued in exchange for 16,525,000 shares of Tonga common stock held by certain shareholders of the Company, which were then retired. In January 2008, we made final payment on the promissory note.

Changes in Management

In March 2007, as a result of a change in control, our management and our board of directors were restructured. As a result, Mr. Barent Cater was appointed President and Chairman of our Board of Directors, Mr. Stuart Cater (Mr. Barent Cater's brother) was appointed Chief Financial Officer.

On May 10, 2007, through the usage of an Information Statement on Schedule 14(f), Messers. Richard Cilento, Barent Cater, Richard A. Robert, Jackson L. Wilson and Jeffrey Ploen were appointed to our Board of Directors.

On October 10, 2007, as a result of a shareholder's meeting, Messers. Barent Cater and Stuart Cater resigned as the Chief Executive Officer and Chief Financial Officer, respectively. Mr. Barent Cater also resigned from the Board of Directors.

On October 10, 2007, as a result of our shareholders' meeting, the following individuals were elected to our Board of Directors for a one-year term. Those elected to the Board were Messers. Richard C. Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory Enders. Messrs. Barent Cater and Jackson L. Wilson were not elected to the Board.

On October 20, 2007, Mr. Gregory Enders was appointed the Chief Executive Officer of the Company. Our Board of Directors has not appointed a new chief financial officer at this time.

Subsequent to the year ended December 31, 2007, Mr. Richard K. Reiling resigned from the board of directors.

On February 18, 2008, Mr. John Olsen resigned from the board of directors.

For further information see "Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act."

Equity Financing

During the year ended December 31, 2007, as a result of a private placement, we raised $5,020,636, net of offering costs of $90,864, in exchange for the issuance of 5,111,500 shares of our restricted common stock. The shares were sold at a price of $1.00 per share. The funds raised as result of this financing have been used to support ongoing operations, pay debt and finish the building of our plant.

Website

We maintain a website at www.momentumbiofuels.com, which is not incorporated in
                         ------------------------
and is not a part of this report.

COMPANY OVERVIEW

The Company conducts its business operations through its wholly-owned subsidiary, Momentum Biofuels, Inc. Momentum was incorporated in the State of Texas on May 8, 2006 and is located in League City, Texas, a suburb of Houston, Texas. We manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils or animal fats, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. We derive the biodiesel that we produce from soybean oil.

Since June 30, 2006, we have focused our business efforts on the construction of a biodiesel production facility located in LaPorte, Texas. Construction on the production facility was completed during the quarter ended June 30, 2007 and at that time we began producing biodiesel and selling product. We estimate that the production facility is capable of producing 1,667,000 gallons per month (approximately 20,000,000 gallons per year).

The production facility also includes production facility administration offices and laboratory space. All other administrative and sales activities are conducted from our League City offices.

Product Overview

The primary product that Momentum produces is pure biodiesel that is also known as B-100 ("biodiesel"). Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but it can be used in any concentration with petroleum-based diesel fuel in existing diesel engines with no major modification to the engines. Biodiesel is produced by a simple manufacturing process called transesterification, which removes glycerin from the vegetable oil or animal fat. The process leaves two products, biodiesel and glycerin.

Biodiesel  is an  alternative  fuel  choice  to the use of pure  petroleum-based diesel. Biodiesel provides several environmental, health and efficiency advantages over the use of pure petroleum-based diesel. The most significant of these advantages is that biodiesel burns cleaner than petroleum-based diesel. When used in conventional diesel engines, studies have shown biodiesel to reduce emissions of total unburned hydrocarbons by as much as 70% and total carbon monoxide and other particulate matter by almost 50%. The use of biodiesel essentially eliminates sulfur emissions altogether. The use of biodiesel also significantly reduces health risks associated with petroleum diesel. The Environmental Protection Agency ("EPA"), has surveyed a large body of studies whose findings show that biodiesel emissions exhibit decreased levels of polycyclic aromatic hydrocarbons ("PAH") and nitrated polycyclic aromatic hydrocarbons ("nPAH"), which have been identified as potential cancer causing compounds. In the health effects testing, PAH compounds were seen to be reduced by 75% to 85%, and targeted PAH compounds were reduced by 90% to 99%. These reductions in carcinogens are also realized in blends as low as B-20 (a mixture of 20% biodiesel and 80% petroleum diesel.) In May 2000, biodiesel became the only alternative fuel in the country that successfully completed the Tier I and Tier II Health Effects testing required under the Clean Air Act. These results clearly demonstrate that significant reductions in most currently regulated emissions can be achieved by using biodiesel.

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

Industry Overview

The market for biodiesel and alternative fuels is growing at a rapid pace due, in part, to increases in petroleum prices, the availability of government subsidies and federal regulations. In 2002, approximately 15 million gallons of biodiesel were produced in the United States. Production increased from 25 million gallons in 2003 to 200 million gallons in 2006. In 2007, the U.S. biodiesel industry produced nearly 500 million gallons of high quality, clean burning, sulfur free biodiesel, an increase of 150%. The National Biodiesel Board ("NBB") has estimated that the number of consumer biodiesel stations rose nearly 50% last year to 200 biodiesel stations. The Company believes that biodiesel will be further integrated into the existing petroleum-delivery infrastructure as more terminals begin to carry it. Terminals currently carrying biodiesel are located in Kansas, Texas, Alabama, Georgia, Minnesota, Indiana, Wisconsin and Iowa. Recently, a major pipeline company announced that it intends to invest $100 million in a biodiesel storage facility located within close proximity to the Company's LaPorte plant. The Company believes that this is further evidence that the demand for biodiesel is increasing.

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

The biodiesel industry is part of the broader alternative fuel industry. Alternative fuel is any fuel that can be substituted for traditional petroleum based gasoline or diesel fuels. Compressed natural gas, methanol, ethanol, propane, electricity, biodiesel and hydrogen are all federally recognized alternative fuel sources. There are vehicles that are currently designed to run on such alternative fuels. Biodiesel has the advantage over these fuels because it works in existing diesel engines, and eliminates engine modification costs that would ultimately be passed on to the consumer.

Federal, state, and local governments that operate fleets of diesel vehicles continue to be the main driver of demand for the biodiesel industry. The Energy Policy Act of 1992 ("EPAct") requires that these fleets earn alternative fuel vehicle credits, which can be accomplished by purchasing biodiesel. The NBB estimated that the federal fleets have increased usage of biodiesel from approximately 500,000 gallons in 2000 to around 30 million gallons in 2004. By May of 2004, according to the NBB, there were more than 400 major government fleets using biodiesel, including all branches of the United States military, Yellowstone National Park, NASA, several state departments of transportation, major public utility fleets, cities fleets such as Berkley, California and more than 50 school districts.

The extent of biodiesel's penetration in these markets is largely a result of the requirements of the EPAct. The EPAct requires federal, state and some local fleets to phase in partial use of alternative fuel vehicles by 2006. Government vehicles can meet the requirements of the Act by using B-20 in their existing diesel engines. Because B-20 does not require fleets to purchase new equipment, it is the cheapest way to comply with the EPAct. An NBB-sponsored survey of operators of 53 fleets representing more than 50,000 diesel-powered vehicles found that 91% of respondents were in favor of using biodiesel. Forty-five percent of the operators surveyed were currently using biodiesel and among them, B-20 was the fuel of choice. On March 21, 2007, Cummins, Inc., a major manufacturer of diesel engines, approved the use of B-20 in their 2002 and later emission-compliant engines. We believe that these types of endorsements will help drive the demand for the B-100 biodiesel product.

We believe that the new "clean diesel" rules promulgated by the EPA also have the potential to increase demand for biodiesel. Starting in 2006, the EPA required diesel refiners to reduce nitrogen oxide emissions by removing up to 99% of the sulfur content in the fuel. Sulfur gives petroleum-based products greater lubrication and reducing sulfur in petroleum-based diesel reduces the fuel's lubricity which can lead to engine damage. However, biodiesel produced from soybean oil has no sulfur and serves as a good lubricator. This provides a solution to refiners seeking compliance with these new regulations. In May 2004, the EPA announced that these same rules would apply, starting in 2007, to diesel refiners for "off-road" diesel vehicles, such as farm and construction equipment. Those industries affected by the change will include agriculture, construction and mining, all of which rely heavily on larger diesel machinery.

Product Development

The primary product that the Company produces is pure biodiesel (B-100). The Company also sells the glycerin that is produced as a by-product of the biodiesel manufacturing process. Glycerin is a primary component used in the manufacturing of soap. While the Company is also committed to providing other alternative fuels in the future, at this time, the Company may at some later date produce and market products other than B-100 and glycerin.

Momentum has successfully completed plant construction and plant acceptance testing, allowing management to be positioned to sell biodiesel to distributors, jobbers, local and governmental fleets located throughout Texas. The Company intends to concentrate on building a market presence in Texas through the sale of B-100.

The Company is currently in the process of establishing relationships with distributors in Texas and with national distributors interested in purchasing biodiesel. In addition to marketing to local distributors, the Company intends to directly market its product to government fleets and metropolitan public transport fleets.

The Company's continued focus will be on efficiently operating the LaPorte plant at its planned capacity and sales of the product. The Company does contemplate in the future building additional plants in the Gulf Coast region. The Company hopes to identify and secure additional production sites which are adjacent to or co-located with marine fuel terminals. This strategy would allow the Company to take advantage of waterborne logistics for delivery of feedstock and delivery of finished products, including access to the expanding European marketplace. Biodiesel finished products must eventually converge into the traditional fuel supply chain; access to terminal storage and integration into the domestic fuel pipeline and fuel terminal infrastructure is a key consideration of liquidity and marketability of biodiesel.

Cost/Price of Product

Momentum forecasts the price of its biodiesel as of March 1, 2008 at $4.50 per gallon and the price of its biodiesel by-products at $0.10 per gallon. These prices represent estimates used when forecasting sales and are subject to change depending on market conditions. B-100, on average, costs about $1.00 more per gallon than the petroleum diesel spot price because of the costs of the vegetable oil or animal fats used in production. Momentum believes that strong demand exists despite the added cost, due to the need of users to meet the requirements of the Energy Policy Act, EPA regulations, the recent $1.00 tax incentive for blenders of biodiesel and the added benefits that biodiesel has over petroleum-based diesel. Pricing for additional products being contemplated by the company will be determined at the time such products are produced. It is management's opinion that these products will be at a higher profit margin to the company than straight B100.

Momentum estimates the current cost of raw materials necessary to produce one gallon of biodiesel to be approximately $4.50. Momentum anticipates that earnings potential will improve as we bring the La Porte Plant into full production status and bring additional plants and revenue generating derivatives online, however, increases in commodities prices could raise production costs to the point of unprofitability.

Patents and Trademarks

Because the process for making biodiesel is well known, Momentum does not own or utilize patents related to the production of its products. However, certain configurations of equipment and certain systems in use at the La Porte plant are believed to be patentable. Momentum intends to pursue the development and filing of patent applications for such equipment and systems and alternative use products. Momentum intends to utilize "Momentum" as a trademark and trade name in connection with the sale and marketing of its products. Momentum intends to monitor the use of future developed intellectual property and will evaluate from time to time if it is in the best interest to patent such property.

Regulations

The products that Momentum intends to produce are subject to meeting standard ASTM D 6751 set forth by the American Society for Testing and Materials for biodiesel. Production is also subject to federal, state and local regulations concerning the environment and occupational safety and health. The Company anticipates that Momentum will not experience difficulty in complying with these regulations.


COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.

The current biodiesel industry in Texas is fragmented. There is no one producer dominating any segment of the market. The market is composed mainly of small producers scattered around the state and several larger producers either in production, or scheduled to be in production within the next year.

In addition to the above mentioned producers, major integrated oil and chemical companies who have substantial access to resources could choose to enter the market and offer significant competition to the company. The Company also faces competition from those companies who provide alternative fuel sources, other than biodiesel and from existing petroleum-based diesel producers.

Marketing Strategy.

Unlike its competitors, Momentum does not intend to sell its biodiesel product directly to the end user other than government and municipalities. Instead, Momentum plans to market its product to companies and government organizations that will distribute the product to the end user. Nevertheless, Momentum does intend to employ a marketing strategy that involves direct contact with certain targeted groups of potential customers. These groups include city transit, county equipment, the military, school bus fleets, fuel distributors and other state and local fleets.

Momentum plans to take advantage of government programs, including the EPA's Clean School Bus USA Program that is dedicated to ensuring cleaner school bus transportation. Momentum believes that the availability of government grants under this program will provide an incentive for a portion of the school districts in Texas to switch to biodiesel. Some school districts have utilized these government funds to experiment with biodiesel.

The Company's coastal Texas location gives Momentum access to one of the larger ports in the world, the Port of Houston, and it also is a strategic waterway in the United States, itself. The Intercoastal Waterway provides Momentum a very cost effect channel to deliver feedstock to our plant and to deliver finished product into the U.S. diesel fuel supply chain. The Port of Houston provides ready access to European and other developing non U.S. marketplaces.

Fuel Distributors

There are a number of wholesale fuel distributors across the country that provide biodiesel as an alternative to diesel. Momentum's strategy is to align with these distributors and take advantage of the anticipated increase in demand as biodiesel usage gains popularity. Management also intends to market its product to existing distributors of petroleum-based fuels in Texas and along the Gulf Coast.

State and Local Fleets

The Energy Conservation Act of 1998 allows federal, state and alternative fuel provider fleets who must comply with the Energy Policy Act to meet up to one-half of their light duty alternative fueled vehicle purchase requirements with biodiesel. Biodiesel allows city fleets to move toward compliance without purchasing new vehicles, providing a cheap and attractive alternative to overhauling existing fleets.

Tolling and Off-Take Agreements

In addition to the above mentioned marketing opportunities, Momentum will actively pursue tolling and off-take opportunities to reduce its exposure to commodity prices and to lock-up margins on finished product. Under a tolling agreement, Momentum is provided with feedstock and other chemicals required to produce biodiesel. Momentum is then paid a set amount for each gallon of product. The product is then turned over to the tolling partner for distribution. These types of arrangements can be beneficial for young companies like Momentum who have the processing capabilities and want to utilize their capital for expansion instead of tying it up in raw materials inventory.

Governmental Regulation and Environmental Consideration.

The biodiesel product that the Company intends to produce is subject to meeting standard D 6751 set by the American Society for Testing and Materials. Production is also subject to federal, state and local regulations concerning the environment and occupational safety and health. The Company anticipates that it will not experience difficulty in complying with these regulations.

Tax Credits and Governmental Grants

Governmental subsidies for producers of biodiesel exist at the state and federal level. Chapter 16 of the Texas Agriculture Code entitles a producer of biodiesel to receive $0.20 per gallon of fuel ethanol or biodiesel produced in each plant registered according to the guidelines of the chapter until the tenth anniversary of the date production from the plant begins. The statute further provides that for each fiscal year, a producer of biodiesel may not receive grants for more than 18 million gallons of fuel ethanol or biodiesel produced at any one registered plant. The state of Texas requires the producer to pay $0.032 per gallon of biodiesel produced, thus providing a net subsidy of $0.168 per gallon. The Company also intends to make use of the $0.10 per gallon Federal Tax Credit, which is part of the IRS Small Agri-producer Tax Credit program. This program provides a Tax credit up to $1.5 million per year. However, the Texas legislature failed to fund this program at the last legislative session and no grants or payments are currently being made. This program will be re-introduced to the Texas legislature in the next biannual budget authorized by the Texas legislature in 2009.

Biodiesel and blended biodiesel distributors receive a credit of $1.00 per gallon of B-100 biodiesel marketed against their Federal Excise Tax due on petroleum-based diesel. This credit should permit the Company to market its biodiesel to distributors at a price of approximately $1.00 greater than petroleum-based diesel and remain competitive with petroleum diesel. The Company intends to fully utilize these government programs.

Company Sponsored Research and Development.
------------------------------------------

Momentum is not currently conducting any research.

Number of Persons Employed.
--------------------------

As of December 31, 2007, we had 9 employees. Of which, 2 are officers of the Company. We believe that our relations with our employees are satisfactory.

OUR COMPANY RISK FACTORS

THE COMPANY HAS BEEN A DEVELOPMENT STAGE COMPANY AND HAS MINIMAL EXPERIENCE IN THE BIODIESEL INDUSTRY, WHICH INCREASES THE RISK OF ITS ABILITY TO OPERATE THE BIODIESEL PLANT.

We have been a development stage company that has minimal operating history on which an investor can base an evaluation of its business and its prospects. We are subject to the business risks and uncertainties associated with any new business, including the risk that the business objectives may not be achieved.

Momentum has recently emerged from development stage company status and has limited experience in the biodiesel industry, which increases the risk of Momentum's inability to build and operate the biodiesel plant.

Momentum has recently begun limited production but has not commenced ratable production. Momentum's only asset is the completed plant in La Porte, Texas. Momentum has only a minimal operating history on which an investor can base an evaluation of its business and its prospects. Momentum is subject to the business risks and uncertainties associated with any new business, including the risk that the business objectives may not be achieved. If this occurs, the value of an investor's investment in the Securities could decline substantially or an investor could lose its entire investment. The success of Momentum's business is highly dependent upon Momentum's ability to execute its business plan.

THE COMPANY'S LACK OF BUSINESS DIVERSIFICATION COULD RESULT IN THE DEVALUATION OF THE COMPANY'S COMMON STOCK IF REVENUES FROM MOMENTUM'S PRODUCTS DO NOT MEET PROJECTIONS.

The Company expects Momentum's business to consist of the production and sale of biodiesel and its co-products and potential plant construction activities. Neither the Company nor Momentum has any other lines of business or other sources of revenue if Momentum is unable to complete the construction and operation of the plant. This lack of business diversification could cause investors to lose all or some of their investment if Momentum is unable to generate revenues by the production and sale of biodiesel and its co-products because management does not expect to have any other lines of business or alternative revenue sources.

RISKS RELATED TO OPERATION OF THE BIODIESEL PLANT

THE COMPANY WILL DEPEND ON KEY EMPLOYEES, CONTRACTORS AND SUPPLIERS, WHOSE FAILURE TO PERFORM COULD HINDER MOMENTUM'S ABILITY TO OPERATE PROFITABLY.

Momentum will depend on the management team to train personnel in operating the plant and its failure to do so could cause Momentum to halt or discontinue production of biodiesel, which could damage Momentum's ability to generate revenues.

The Company expects that our success will be highly dependent upon management's ability to recruit, retain and train personnel to operate the plant in a safe and productive manner. Management is also in the process of developing Plant Safety and Plant Operations programs to ensure that the plant is operated safely and to the level of productivity expected by the business plan. If the plant does not operate to the level anticipated, we will rely on the management team to address such deficiencies. There is no assurance that the management team will be able to address such deficiencies in an acceptable manner. Failure to do so could cause us to halt or discontinue production of biodiesel, which could damage our ability to generate revenues and profit. We will also be highly dependent upon the management team to manage the plant operations, procure raw materials and market finished products. If the management team is unable to perform these tasks satisfactorily, our ability to generate revenues could be impacted.

CHANGES IN PRODUCTION TECHNOLOGY COULD REQUIRE MOMENTUM TO COMMIT RESOURCES TO UPDATING THE BIODIESEL PLANT OR COULD OTHERWISE HINDER ITS ABILITY TO COMPETE IN THE BIODIESEL INDUSTRY OR TO OPERATE AT A PROFIT.

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

THE PLANT IS A SPECIAL USE FACILITY. THE ENTIRE INVESTMENT IN THE PLANT MAY BE LOST IF MOMENTUM CANNOT USE IT SUCCESSFULLY TO PRODUCE BIODIESEL PRODUCTS.

Momentum's LaPorte biodiesel plant is a special use facility. Though it could be modified for other uses, the value of the plant would be drastically reduced if the plant becomes unable to economically produce biodiesel. This could be caused by emerging technologies, local taxes, repeal of State and Federal subsidies for alternative fuels or other factors not controlled by management.

PLANT LOCATION

Though the plant is located in an area accessible to both rail and trucking lines, increases in either of these transportation expenses due to increased fuel costs or other factors outside of Momentum's control could adversely affect the profitability of the Company.

RISKS RELATED TO BIODIESEL PRODUCTION AND MARKETING

THE SUCCESS OF MOMENTUM IS DEPENDENT ON PRODUCING BIODIESEL TO COMMERCIAL STANDARDS.

Momentum has produced or marketed the intended product in limited quantities. The Company cannot assure that we will have success in marketing its product on a larger scale. The inability to successfully market and sell its product would have an adverse effect on our profitability.

MOMENTUM'S ABILITY TO OPERATE AT A PROFIT IS LARGELY DEPENDENT ON MARKET PRICES FOR BIODIESEL.

Results of operations and financial condition will be significantly affected by the selling price of biodiesel and related by-products. Price and supply are subject to and determined by market forces over which neither the Company nor Momentum has control. Revenues will be heavily dependent on the market prices for biodiesel. The NBB has estimated that in 2006 biodiesel production capacity was 864 million gallons per year, but only 200 million gallons were being produced. The NBB also suggests that there is over 1.7 billion gallons of capacity planned or under construction. Though large, this total planned capacity represents only 4% of the 2006 U.S. diesel fuel consumption of 60 Billion gallons. If this total production capacity comes on-line, there can be no assurances that demand will rise to meet the increase in supply. Further, increased production of biodiesel may lead to lower prices which could significantly reduce the value of the Company.

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

COMPETITION FROM OTHER SOURCES OF FUEL MAY ADVERSELY AFFECT MOMENTUM'S ABILITY TO MARKET BIODIESEL.

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

MOMENTUM'S BUSINESS IS SENSITIVE TO FEEDSTOCK PRICES, WHICH COULD INCREASE PRODUCTION COSTS AND DECREASE REVENUES.

The main ingredient that will be used to produce biodiesel is soybean oil. The cost of soybean oil represents approximately 85% of the cost of biodiesel production. Soybean oil is an international commodity, the prices for which are subject to the international agricultural market. Changes in the price of soybean oil can significantly affect our business. The price of soybean oil varies dramatically from month to month and year to year based on complex factors at play in the world soybean oil market. The price of soybean oil has fluctuated between $0.16 and $0.55 per pound over the last 3 years. Increased biodiesel production may also lead to an increase in the price of feedstock. Rising feedstock prices may produce lower profit margins. Soybean prices may also be affected by other market sectors, because soybeans are comprised of 80% meal used for feed and only 20% oil. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. There is no guarantee that we will be successful in controlling costs of soybean oil. Adverse pricing in the world market may have an adverse affect on our profitability or ability to continue as a going concern. While management is committed to testing its process with other feedstock (i.e. sunflower oil, palm oil, rapeseed oil, and chicken or beef tallow), there is no guarantee that the use of these feed stocks will result in increased profit margins for the Company. As a result, the inability to control feedstock prices may result in decreased profits.

ASIAN SOYBEAN RUST AND OTHER PLANT DISEASES COULD INCREASE THE COST AND AVAILABILITY OF FEEDSTOCK, THEREBY REDUCING MOMENTUM'S REVENUES.

Our current feedstock supply is highly dependent upon the availability and price of soybeans. Asian soybean rust is a plant fungus that attacks certain plants including soybean plants. Asian soybean rust is abundant in certain areas of South America and its presence in the United States was recently confirmed. Left untreated, it can reduce soybean harvests by as much as 80%. Although it can be killed with chemicals, the treatment increases production costs for farmers by approximately 20%. Increases in production costs and reduced soybean supplies could cause the price of soybeans to rise and increase the cost of soybean oil as a feedstock to the plant. An increase in the cost of feedstock supply would Increase the cost of producing biodiesel and could decrease profits from operations.

RELIANCE UPON THIRD-PARTIES FOR RAW MATERIAL SUPPLY MAY HINDER MOMENTUM'S ABILITY TO PROFITABLY PRODUCE BIODIESEL.

In addition to being dependent upon the availability and price of feedstock supply, Momentum will be dependent on relationships with third parties, including feedstock suppliers. Momentum must be successful in establishing feedstock agreements with third parties. Although Momentum is in discussions with several feedstock suppliers and has purchased feedstock for minimal production under a tolling agreement, it has no binding commitments from anyone to supply its feedstock long-term. Assuming that Momentum can formalize feedstock purchase contracts, those suppliers could still interrupt Momentum's supply by not meeting their obligations under the contracts. If, because of market conditions, Momentum is forced into a competitive environment for procurement of raw soy oil, animal fats and other feedstock or Momentum is unable to obtain adequate quantities of feedstock at economical prices, Momentum's business model could be unsustainable resulting in a significant reduction in the value of the Securities.

AUTOMOBILE MANUFACTURERS AND OTHER INDUSTRY GROUPS HAVE EXPRESSED RESERVATIONS REGARDING THE USE OF BIODIESEL, WHICH COULD AFFECT MOMENTUM'S ABILITY TO MARKET OUR BIODIESEL.

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

MOMENTUM FACES SUBSTANTIALLY DIFFERENT RISKS IN THE BIODIESEL INDUSTRY THAN DO ETHANOL MANUFACTURERS.

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

In addition, the Company faces a substantially different market than do ethanol producers for the supply of raw material. Manufacturers of ethanol often purchase raw grains directly from producers, which presents an almost unlimited supply from thousands of corn growers. We purchase only raw or partially refined oils and fats from a very limited number of suppliers. Accordingly, we may be unable to obtain the necessary supply of raw materials and may be unable to operate at profitable levels.

The ethanol industry has historically enjoyed substantially more governmental support than the biodiesel industry on both the federal and state levels. Although the Energy Policy Act of 2005 enacted or extended certain tax credits for the biodiesel industry, such incentives had been previously available to the ethanol industry. In addition, various states offer other production subsidies for ethanol. Subsidies for ethanol make its production more profitable. These and other differences between the ethanol industry and our industry make risk and investment comparisons between the two industries unreliable.

MOMENTUM WILL COMPETE FOR CUSTOMERS IN AN UNDEFINED MARKETPLACE THAT IS IN ITS INFANCY.

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

MOMENTUM WILL COMPETE FOR RAW MATERIALS FOR WHICH MANY OTHER MATURE INDUSTRIES ALSO COMPETE.

In order for Momentum to produce biodiesel, it must have a continuing supply of soy oil, vegetable fat sources, and animal fats from which to make our product. Momentum will compete for raw materials with other industries that also have a need for those materials. If Momentum cannot compete successfully to acquire raw materials, Momentum will have to reduce production or increase the cost of production, thereby affecting the overall profitability.

RISKS RELATED TO REGULATION AND GOVERNMENTAL ACTION

The biodiesel industry relies on federal legislation to create demand for the biodiesel product, which creates an artificial market. If the federal government ceases to provide incentives for biodiesel products, the demand for biodiesel products will decline.

Much of the existing demand for biodiesel is a result of the need of certain entities to comply with the requirements of the Energy Policy Act of 1992 (and amendments thereto) and clean air regulations promulgated by the EPA. The Company can give no assurance that these rules and regulations will continue to remain in effect throughout the lifetime of Momentum. If these rules and regulations were repealed, the incentive for a substantial portion of Momentum's targeted customer base to purchase biodiesel would be eliminated, having a materially adverse effect on the profitability of Momentum.

REGULATION OF MOMENTUM'S BUSINESS

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

LOSS OF FAVORABLE TAX AND PRODUCTION BENEFITS FOR BIODIESEL PRODUCTION COULD HINDER MOMENTUM'S ABILITY TO OPERATE AT A PROFIT.

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

Momentum is subject to extensive air, water and other environmental regulations and is required to obtain a number of environmental permits to construct and operate the plant. In addition, biodiesel producers are required to satisfy the fuel quality standards of the Environmental Protection Agency (EPA). Momentum has either applied for or are in the process of applying for all required permits and does not anticipate that any of these permits will be denied, or that the permitting process will delay scheduled production. However, if for any reason Momentum is unable to obtain any of these permits, costs could increase and the plant completion could be delayed. Additionally, environmental laws and regulations, both at the federal and state level, are subject to change, and changes can be made retroactively. Consequently, even if the Company has the proper permits at the proper time, it may be required to invest or spend considerable resources to comply with future environmental regulations or new or modified interpretations of those regulations.

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

MOMENTUM HAS AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY COLORADO REVISED STATUTE.

Colorado Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. Momentum will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

MOMENTUM DIRECTORS' LIABILITY TO US AND SHAREHOLDERS IS LIMITED.

Colorado Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

MOMENTUM MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISK FACTORS RELATED TO OUR STOCK

THERE ARE LIMITED TRADING MARKETS FOR THE COMPANY'S COMMON STOCK, THEREBY LIMITING A SHAREHOLDERS' OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently, only a limited trading market exists for the Company's common stock. The common stock trades on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "MMBF." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company cannot assure its shareholders that a market for the Company's common stock will be sustained. There is no assurance that the Company's common stock will have any greater liquidity than shares that do not trade on a public market. A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

MOMENTUM INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our shareholders purchasing in this Offering as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

MOMENTUM STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate the Securities of our Company.

MOMENTUM COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SECURITY.

Because of the limited trading market for Momentum's common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our shares may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

o    Variations in our quarterly operating results;

o    Loss of a key relationship or failure to complete significant transactions;

o    Additions or departures of key personnel; and

o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

ITEM 2. DESCRIPTION OF PROPERTIES

Corporate Offices

Our headquarters are located at 2600 South Shore Blvd, Suite 100, League City, Texas 77573. The Company leases a 3,661 sq. foot space. The lease is for a period of five years and has an annual rent of approximately $95,000.

LaPorte Plant

The Company has completed construction of its biodiesel production facility located in LaPorte, Texas. The production facility is housed in a 14,160 square foot office/warehouse building. The production facility sits on 8.7 acres of land. The facility is leased for a period of six years and has an annual rent and estimated CAM of $217,143.

ITEM 3.  LEGAL PROCEEDINGS

In February 2008, subsequent to the close of the 2007 fiscal year end, Momentum received notice of its inclusion in a legal complaint filed against Vertex Energy by Purity Water Company of San Antonio in the Circuit Court of Mobile,
Alabama. The complaint alleges that Vertex, the defendant, contracted with Purity Water, the plaintiff, to remove water from two million gallons of Biodiesel stored in Alabama. The complaint further alleges that Vertex engaged several other companies, including Momentum Biofuels, Inc., as subcontractors to service the contract.

Vertex is accused of breach of contract and Purity Water has filed complaint against Vertex and several other companies, including Momentum, presumed to be subcontractors, to recover a total of $351,193, from one or all of the defendants listed in the suit.

Management believes that there are no grounds for Momentum to have been included in the complaint. There is no contract in place between Momentum and Purity Water, Vertex Energy, or any of the other companies named. Momentum was not contracted by Vertex or Purity to perform services in connection with the removal of the water from the Biodiesel. Momentum has no knowledge of and has had no discussion with any of the other parties with regard to the contract between Purity and Vertex.

Management has contacted counsel regarding its dismissal from the suit. No actions have been taken at this time on Momentum's behalf. Momentum does not believe the outcome of this case will have a material adverse effect on the financial condition, results of operations or liquidity of Momentum.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 2007, we filed a Schedule 14f-1 Information  Statement  pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 under the Act to appoint Messers. Richard Cilento, Barent Cater, Richard A. Robert, Jackson L. Wilson and Jeffrey Ploen to our Board of Directors.

On October 10, 2007, we held our annual shareholders' meeting at our corporate headquarters in League City, Texas. At such meeting, a majority of our shareholders' approved the following actions:

- To change the Company's name from Tonga Capital Corporation to Momentum Biofuels, Inc.;

- To engage Malone & Bailey, PC as our independent registered public accounting firm; and


- The election of Messers. Richard C. Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory Enders to our Board of Directors.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

PRICE RANGE OF COMMON STOCK

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). During the year ended December 31, 2006 and through November 1, 2007 the NASDAQ symbol for the common stock was "TGPC". On November 1, 2007, we changed our name to Momentum BioFuels, Inc. and received a new trading symbol, which is "MMBF."

The following table sets forth the range of high and low bid quotations for the common stock of each full quarterly period during the fiscal year or equivalent period for the fiscal periods indicated below. The quotations were obtained from information published by the FINRA and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       2006 Fiscal Year                High                    Low
       ----------------                ----                    ---
March 31, 2006                        $ 0.13                 $ 0.12
June 30, 2006                           0.15                   0.12
September 30, 2006                      0.15                   0.15
December 31, 2006                       0.15                   0.12


       2007 Fiscal Year                High                    Low
       ----------------                ----                    ---
March 31, 2007                        $ 1.65                 $ 1.60
June 30, 2007                           1.62                   1.60
September 30, 2007                      0.80                   0.80
December 31, 2007                       0.65                   0.61


As of December 31, 2007, there were 436 shareholders of record. There are beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc. 1625 Abilene Drive, Broomfield, Colorado 80020. The telephone number is 303-460-1149.

Dividends

As of the filing of this annual report, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Penny Stock.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

UNREGISTERED STOCK SALES

The Company made the following unregistered sales of its securities from January
1, 2006 to December 31, 2007.

------------------------------------------------------------------------------------------------------------------------------------

     DATE OF SALE          TITLE OF SECURITIES      NO. OF SHARES             CONSIDERATION                 CLASS OF PURCHASER
------------------------   ---------------------   ----------------    ----------------------------   ------------------------------

------------------------------------------------------------------------------------------------------------------------------------
        6/30/06                Common Stock        39,275,000           39,275,000 shares of         Shareholders of Momentum as
                                                                         Momentum Biofuels, Inc.        part of the reorganization
------------------------------------------------------------------------------------------------------------------------------------
        6/30/06                  Warrants             100,000            As part of a $400,000            Ultimate Investments
                                                                             promissory note                   Corporation
------------------------------------------------------------------------------------------------------------------------------------
   7/25/06-12/31/06            Common Stock         2,038,975                $2,038,975              Private Placement Investors
------------------------------------------------------------------------------------------------------------------------------------
       12/31/06                  Warrant               20,000              Penalty on $400,000             Ultimate Investments
                                                                             promissory note                     Corporation
------------------------------------------------------------------------------------------------------------------------------------
   01/03/07-01/26/07           Common Stock           850,000               $1.00 per share             Accredited Investor(s) -
                                                                                                        Private Placement Memorandum
------------------------------------------------------------------------------------------------------------------------------------
       01/31/07             Warrant for common         10,000            Penalty for failure to             Business Associate
                                  Stock                                     register warrants
------------------------------------------------------------------------------------------------------------------------------------
        02/1/07             Warrant for common          2,000            Investment banking fees            Business Associate
                                  Stock
------------------------------------------------------------------------------------------------------------------------------------
       04/16/07 -               Common Stock        4,261,500            $1.00 per share             Accredited Investor(s) -
       08/31/07                                                                                        Private Placement Memorandum
------------------------------------------------------------------------------------------------------------------------------------
       04/20/07             Options for common      9,000,000            $1.00 exercise price             Company Executive(s)
                                  Stock
------------------------------------------------------------------------------------------------------------------------------------
       08/31/07                Warrant for          1,000,000            $1.00 exercise price              Business Associate
                                  Stock
------------------------------------------------------------------------------------------------------------------------------------
       09/13/07                Common Stock           600,000            $0.75 per share                    Director(s)
------------------------------------------------------------------------------------------------------------------------------------
       10/05/07             Warrant for common        150,000            $1.00 exercise price              Business Associate
                                  Stock
------------------------------------------------------------------------------------------------------------------------------------
       10/16/07             Options for common      7,000,000            $1.00 exercise price             Company Executive(s)
                                  Stock
------------------------------------------------------------------------------------------------------------------------------------
       11/15/07                Common Stock            15,000            $1.00 per share                  Business Associate
------------------------------------------------------------------------------------------------------------------------------------

Exemption from Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.  MANAGEMENTS' DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 8 and elsewhere in this report.

OUR BUSINESS

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2007 and the period from Inception (May 8, 2006) to December 31, 2006

The Company recognized revenue of $702,295 during the year ended December 31, 2007, and a total cost of goods sold of $784,665. This resulted in a gross loss of $82,370 for the year ended December 31, 2007. The Company did not recognize any revenues during the period from Inception (May 8, 2006) through December 31, 2006, as the Company's operations were focused on the building of its plant.

Operating expenses for the year ended December 31, 2007, included $1,107,023 in plant operating expenses and $6,454,254 in general and administrative expenses; totaling $7,561,277. Included in the general and administrative expenses for the year ending December 31, 2007 are $3,558,508 of expenses for executive stock options awarded pursuant to the terms of the Employment Agreements with both the former management team consisting of Messrs. Barent W. Cater, Stuart C. Cater and James A. O'Neal and the current management team consisting of Messrs. Gregory A. Enders (CEO and President) and Gary Johnson (Chief Operating Officer). In addition, included in the general and administrative expenses for the year ended December 31, 2007 is $655,886 relating to the warrants awarded to TES Energy Development, LLC and DAK Renewal Energy and $450,000 relating to stock provided to members of the Board of Directors as compensation.

During the period of Inception (May 8, 2006) through December 31, 2006, the Company incurred $119,376 in plant operating expenses, $682,784 in general and administrative expenses and a $400,000 recapitalization expense resulting in total operating expenses of $1,202,160.

The increase in total operational expenses of $6,359,117 from the period of Inception (May 8, 2006) to December 31,2006 and the year ended December 31, 2007, was due primarily to the increase in the expense of executive stock options and, in part, to increased operational activities.

During the year ended December 31, 2007, the Company incurred interest expense of $56,799 and recognized interest income of $26,809. The Company incurred $78,298 in interest expense and recognized $1,839 in interest income during the period of Inception (May 8, 2006) through December 31, 2006.

During the year ended December 31, 2007, the Company recognized a net loss of $7,673,637 compared to a net loss of $1,278,619 for the period of Inception (May 8, 2006) through December 31, 2006. The increase of $6,395,017 was due to the increase in general and administrative expenses, as discussed above. The net loss per share for the year ended December 31, 2007, was $0.15 per share compared to a net loss per share of $0.03 for the period of Inception (May 8, 2006) through December 31, 2006.

The Company's cash expenditures during the year ended December 31, 2007 for the continued construction of the biodiesel plant in LaPorte, Texas were $954,674. As of June 25, 2007, the construction was substantially completed at a cost of $3,414,592. These assets were placed in service and are being depreciated pursuant to applicable accounting principles.

LIQUIDITY

Need for Additional Financing

At December 31, 2007, the Company had $777,171 in cash and $94,384 in other current assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, cash needs have been satisfied primarily through proceeds from private placements of equity securities and debt instruments, but there is no guarantee that such financing activities will be sufficient to fund current and future projects and the ability to meet cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

During the year ended December 31, 2007, the Company incurred losses from operations of $7,673,637. Net cash used in operating activities during the year ended December 31, 2007 was $2,874,569. Net cash used in investing activities during the year ended December 31, 2007 was $954,674, of which, most of these funds were used in the completion of the Company's production equipment. Net cash provided by financing activities during the year ended December 31, 2007 was $4,586,937.

During the year ended December 31, 2007, the Company sold 5,111,500 shares of its restricted common stock for cash of $5,111,500 less offering costs of $90,864. The shares were sold for $1.00 per share.

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

In connection with a $500,000 bridge financing, the Company issued the original parties warrants exercisable for 100,000 shares of its common stock. The warrants have a term of ten years and an exercise price of $1.00 per share. In connection with certain terms of this agreement, The Company has issued an additional warrant exercisable for 30,000 shares of the Company's common stock with an exercise price of $1.00 per share and a term of 10 years.

In connection with the reverse acquisition of Momentum Biofuels, Inc. (a Texas Corporation), on June 30, 2006, Momentum Biofuels, Inc. (formerly known as Tonga Capital Corporation) issued a non-interest bearing, unsecured promissory note for $400,000 to Ultimate Investments Corporation ("Ultimate Investments"), a company that is owned by a shareholder of the Company. The $400,000 promissory note was issued regarding the retirement of 16,525,000 shares of the Company's common stock. The note was due on September 28, 2006 and the Company was unable to pay the note, at that time. The terms of the note provided that in failure of payment the note would accrue interest at 12% per annum. On April 3, 2007, the Company entered into a forbearance agreement with Ultimate Investments for the $400,000 promissory note. The forbearance agreement provides for the Company to make scheduled payments on the principal and interest, with the final payment due December 31, 2007. In the year ended December 31, 2007, the Company made payments in the amount of $90,000 on this obligation. In January 2008, the Company made a final payment on the note, paying it in full.

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

On October 16, 2007, the Company re-paid a working capital loan to Mr. Barent Cater. The total paid was $57, 095 of which $1,172 was interest.

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital. On March 7, 2008, Tonga initiated a private placement of 8,000,000 shares of common stock at a price of $0.40 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Annual Report on Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10KSB. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

o        revenue recognition
o        cash equivalents
o        allowance for accounts receivable
o        value of long-lived assets
o        inventories
o        assets being developed for our own use
o        share-based compensation
o        income taxes

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

CASH EQUIVALENTS

Cash equivalents include highly liquid investments purchased with original maturities of three months or less

ALLOWANCE FOR ACCOUNTS RECEIVABLE

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2007.

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

The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost was capitalized during the year ended December 31, 2007 amounted to $144,290.

SHARE-BASED COMPENSATION

Momentum measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

INCOME TAXES

Momentum and its subsidiary file a consolidated federal tax return. Momentum uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and the Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows

GOING CONCERN

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements for the year ended December 31, 2007 are included herein on page F-37.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended December 31, 2007, we had no disagreements with our Independent Registered Public Accounting Firm, Malone & Bailey, PC.

ITEM 8A. CONTROLS and PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Enders concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings, as a result of material weaknesses in our internal control over financial reporting discussed below.

ITEM 8A (T).   CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles,and that our receipts and expenditures are being made only in accordance with aurhorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statemens.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting is carried out by our Chief Financial Officer, and we did not have an audit committee established until October 12, 2007. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

At December 31, 2007, our officers and directors were the individuals listed below:

                                  Age                                     Term
                                  ---                                     ----

Gregory Enders                    52    Chief Executive  Officer and      Annual
                                        Director
Richard C. Cilento                46    Director                          Annual
David M. Fick                     56    Director                          Annual
Gary Johnson                      50    Chief Operating Officer           Annual
John V. Olsen*                    49    Director                          Annual
Jeffrey P. Ploen                  56    Director                          Annual
Richard K. Reiling*               60    Director                          Annual
Richard A. Robert                 42    Director                          Annual

o Mr. Reiling resigned as a director prior to the year ended December 31, 2007. Mr. Olsen resigned as a director effective February 18, 2008.


Changes in Management

In March 2007, as a result of a change in control, our management and our board of directors were restructured. Mr. Barent Cater was appointed President and Chairman of our Board of Directors; Mr. Stuart Cater (Mr. Barent Cater's brother) was appointed Chief Financial Officer.

On May 10, 2007, through the usage of an Information Statement on Schedule 14(f), Messers. Richard Cilento, Barent Cater, Richard A. Robert, Jackson L. Wilson and Jeffrey Ploen were appointed to our Board of Directors.

On October 10, 2007, as a result of a shareholder's meeting, Messers. Barent Cater and Stuart Cater resigned as the Chief Executive Officer and Chief Financial Officer, respectively. Mr. Barent Cater also resigned from the Board of Directors.

On October 10, 2007, as a result of our shareholders' meeting, the following individuals were elected to our Board of Directors for a one-year term. Those elected to the Board were Messers. Richard C. Cilento, Richard A. Robert, Jeffrey P. Ploen, David M. Fick, John V. Olsen, Richard K. Reiling and Gregory Enders. Messrs. Barent Cater and Jackson L. Wilson were not elected to the Board.

On October 20, 2007, Mr. Gregory Enders was appointed the Chief Executive Officer of the Company. Our Board of Directors has not appointed a new chief financial officer at this time.

Prior to December 31, 2007, Mr. Richard Reiling resigned as a director of the Company.

On February 18, 2008, Mr. John Olsen resigned as a director of the Company.

BIOGRAPHIES

Current Officers and Directors

Gregory A. Enders (52). Mr. Enders has served as the Chief Executive Officer and a Director of the Company since October 20, 2007. Mr. Enders has served as Chief Executive Officer of several public and private companies including Stratasoft, Inc., Commerciant Holdings, Inc., Intermat, Inc., Strategic Distribution, MRO Software, Inc., Integration Systems, Inc. (d/b/a Bizmart Computer Super Centers) and Computer Productivity, Inc. Most of these companies have been involved in existing and emerging technologies and have included high volume hardware sales, technology development, professional skills training, communications and electronics. For 15 years, he has simultaneously served as Chairman and CEO of Enders Racing, LLC, a motorsports marketing and competition company to operate an NHRA Pro Stock Championship Drag Racing Team. This team was the subject of the Disney Movie, "Right on Track". In addition, Mr. Enders has served as President and CEO of GEAM, Inc., an acquisitions and management company established for the purpose of consulting in the areas of business acquisitions, financial restructuring, strategic planning and implementation of client companies. Mr. Enders served in the United States Air Force (both active duty and reserves) from 1972 - 1978. From 2002 until August of this 2007 Mr. Enders served on the Development Board of Texas A&M's Mays Business School.

Richard C. Cilento (46). Mr. Cilento has served as a director of the Company since 2006. He is currently the President, Chief Executive Officer and Founder of FuelQuest, Inc. FuelQuest provides on-demand supply chain management and tax automation software and services for suppliers, distributors, fuel buyers, and traders in Global Downstream Energy. Mr. Cilento brought a broad scope of experience in technology, operations and business development to his role as President and Chief Executive Officer of FuelQuest. He is a co-founder of The Bollard Group, which provides investment banking services to petroleum distribution companies and other high-growth business ventures. Prior to co-founding The Bollard Group, he held senior-management positions with several technology firms, including Xerox Corp, where he served as Vice President of Strategic Services. Prior to that, he was the Vice President of Corporate Services for XLConnect Solutions, where he served as the lead technologist for advanced systems and managed the organization through its Initial Public Offering and its eventual merger with Xerox, forming Xerox Connect Solutions. Mr. Cilento began his career at NASA, where he and his team were responsible for redesigning NASA's Mission Control Center and implementing NASA's Software Management Plan. He holds a BS degree in Aeronautical and Astronomical Engineering from the University of Illinois, an MBA at the University of Houston and serves on the advisory boards for several internet-based companies.

David M. Fick (56). Mr. Fick has served as a director of the Company since October 9, 2007. Mr. Fick has participated as an active investor and entrepreneur in numerous projects involving wind, biodiesel, ethanol, and farm related businesses. Mr. Fick is currently President of several investment funds working with value added ventures for farming. He owns and operates a farm implement business that sells over 50 manufacturer lines. He is a past board member of Badger State Ethanol. Mr. Fick and his family have been a part of the farming community in Minnesota and South Dakota for almost 40 years including interests in dairy, corn, beets, soybeans and alfalfa. He has served in the National Guard and has held multiple leadership roles with local farm organizations, civic organizations and his church.

Gary A. Johnson (50). Mr. Johnson has served as the Chief Operating Officer of the Company since October 16, 2007. Mr. Johnson has over 20 years of executive level management experience delivering products, services and solutions to Global 2000 clients. Prior to joining Momentum, Mr. Johnson served as Vice President of Operations for Stratasoft, Inc., President of IHS-Intermat Solutions, Vice President of Operations with MRO Software and Vice President and General Manager of Integration Systems, Inc. Mr. Johnson gained extensive experience in transition management through several mergers, acquisitions, joint ventures and MBO/LBO's while associated with these firms. Prior to these corporate positions, Mr. Johnson served in various capacities with several rapid growth emerging technologies based companies. Mr. Johnson attended the University of Houston.

Jeffrey Ploen (56). Mr. Ploen was re-elected to the Board of Directors in October 2006. Mr. Ploen has served as a director of the Company since July 2004. He served as the acting Chief Executive Officer and acting Chief Financial Officer of the Company until June 2006. He has been a member of the investment banking industry for over 25 years specializing in small or micro cap firms. He is a founding partner and is currently the CEO and Chairman of the Board of Iofina Natural Gas PLC. He served as the former Chairman, President and CEO of Tonga Capital Corp. He was the former Chairman and CEO of Paradigm Holdings, Inc. He is the former hedge fund manager of the Olive Fund LLC. Mr. Ploen held positions with several small cap brokerage houses from 1972 through 1994 including Engler and Budd, Cohig and Associates, Neidiger, Tucker and Brunner and Institutional Securities, Inc. For the past ten years Mr. Ploen has been President of J. Paul Consulting Corp., a firm specializing in financing for small and micro cap firms.

Richard A. Robert (42 ) Mr. Robert will serve as director, as Chairman of the Audit Committee and a member of the Compensation Committee. He is a financial executive with expertise in acquisitions, divestitures, economic analysis, capital formation via debt and equity markets, and financial risk management. Through the course of his career he has dealt extensively with Wall Street analysts, investment bankers, and commercial bankers. He is currently the
Executive Vice-President and Chief Financial Officer of Vanguard Natural Resources, LLC which is a publicly traded natural gas and oil production company focused on the development and exploitation of mature long-lived natural gas and oil reserves in the Appalachian and Permian basins. He served as the Interim Chief Financial Officer of Massey Energy Company ("Massey") which is the fourth largest coal company in the United States. Mr. Robert was the Vice President of Finance of Enbridge US, Inc. ("Enbridge") after Enbridge's acquisition of Midcoast Energy Resources, Inc. (`Midcoast"). Enbridge is a multibillion-dollar energy company based in Calgary, Alberta. Mr. Robert served as the Chief Financial Officer and Treasurer of Midcoast. Midcoast was a growth-oriented energy company engaged in the transportation, gathering, processing, and marketing of natural gas and other petroleum products. He was hired as the first employee of the company and helped the company grow from infancy to approximately $1 billion in sales and 330 employees in Canada and the United States. Mr. Robert began his career with Arthur Andersen, LLP as an energy auditor. He holds a BBA from Southwest Texas State University with a Concentration in Accounting

Previous Officers and Directors

John V. Olsen (49). Mr. Olsen served as a Director of the Company from October 9, 2007 through February 18, 2008. Mr. Olsen has served as a senior officer of a number of technology and consulting companies for over 20 years. He has served as a vice president of Stratasoft, Commerciant, and as Chief Executive Officer of BioInformatics Exchange Corporation. After serving in several management capacities with GE Consulting and GE Medical Systems, Mr. Olsen was responsible for all aspects of data management, development methodology and tool selection in support of both regulatory and stock market systems for the National Association of Securities Dealers NASDAQ stock market system. Mr. Olsen holds a Bachelor of Science degree in Mathematics from Carroll College, Waukesha WI.

Richard K. Reiling (60). Mr. Reiling has served as a director of the Company from October 10, 2007 through the year ended December 31, 2007. Mr. Reiling currently serves as Chairman, President and CEO of Reiling Capital Group an investment and Venture Capital Company. He has been a successful operator of a number of Professional Employee Organizations and has acquired companies with a consolidated payroll of in excess of $300,000,000. Mr. Reiling has served as Chief Executive Officer of Harbor America from 2001-2003, as Managing Director of the Bollard Group, LLC from 1997-2001. Prior to these corporate involvements, Mr. Reiling served in various capacities with several constructions related and service based companies. Mr. Reiling graduated from the University of Oregon with a Bachelor of Science Degree.

Barent W. Cater. Mr. Cater served as the CEO and Chairman of the Board of Directors from March 2007 through October 10, 2007. Mr. Cater is a retired Managing Partner with Accenture, which is now Accenture Ltd. (NYSE: ACN), where he spent 24 years providing operational and technology consulting services to some of the world's largest companies. During his career with Accenture, he held numerous positions including most recently Founding General Partner of Accenture Technology Ventures, were he was responsible for Accenture's Supply Chain, B2B and Oil and Gas related venture investments. In this capacity he evaluated investment opportunities, managed Accenture's investments, participated on portfolio company boards, assisted in fund raising activities and provided assistance to portfolio company management teams. Mr. Cater was also Global Managing Partner Business Development, Managing Partner Outsourcing Sales North America, and Managing Partner Capital Markets. Mr. Cater also served as CEO of an Accenture affiliated company "Epvalue" which provided outsourced procurement services for US and European companies. He was also Accenture's lead in the formation of Avanade, a joint venture company created with Microsoft focused on providing technology solutions for businesses. Mr. Cater holds a BS in Economics and an MBA in Finance from Texas A&M University.

Mr. Cater is the brother of Mr. Stuart Cater, the Company's former Chief Financial Officer.

Stuart C. Cater. Mr. Cater served as the Chief Financial Officer of the Company from March, 2007 through October 10, 2007. Mr. Cater began his professional career in public accounting with both Ernst and Young and Arthur Andersen. During this part of his career he provided Taxation and Business Consulting services to his clients. Mr. Cater then moved into private industry and has held management positions with both start-up and publicly traded companies in the finance and information technology areas. He held various financial and information system management positions at Golden Era Services, Inc., American Funeral Services, Inc. and Carriage Services, Inc. Mr. Cater holds a B.S. in Economics from S.U.N.Y. at Oneonta and an MBA in Accounting from Texas A&M University. He is a member of the AICPA, Texas Society of CPA's and the Houston Chapter of CPA's.

Charles T. Phillips. Mr. Phillips served as the Chairman, President and Chief Executive Officer and a Director of the Company from June 2006 through February 2007. He had previously served as Chairman, President and Director of Systems Management Solutions, Inc., parent of SMS Envirofuels, Inc., as well as an Advisory Director of SaFuels, Inc. (Both biodiesel producers). Mr. Phillips became interested in the biodiesel industry in 1998 as counsel to Texoga Industries, Inc. and was responsible for the organization of SaFuels, Inc., which began the operation of a pilot plant that year. In 2001, SaFuels, Inc. entered into a joint venture with Aegis Fuels Technologies, Inc., another client of Mr. Phillips, which became SMS Envirofuels, Inc. and was acquired by Systems Management Solutions, Inc. Mr. Phillips is an attorney, licensed to practice in the State of Texas and admitted to practice before the United States District Courts for the Southern and Western Districts of Texas and before the United States Court of Appeals for the Fifth Circuit. He is also a member of the College of the State Bar of Texas. Mr. Phillips attended the University of Texas and the University of Texas, School of Law, receiving his JD degree in 1966. Mr. Phillips was convicted of a felony in 1991 which was fully probated and declared personal bankruptcy in 1996 under Chapter 7.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

CODE OF ETHICS

The Company has not adopted a Code of Ethics

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal years ended December 31, 2007 and 2006 (the "Named Executive Officers"):


                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                        Non-equity    Non-qualified
                                                                         incentive       deferred
                                              Stock     Option awards      plan        compensation       All other
Name & Position            Salary     Bonus    awards        ($)        compensation     earnings       compensation      Total
                  Year       ($)       ($)      ($)                         ($)            ($)               ($)           ($)

Gregory           2007     45,000       0        0        3,313,565          0              0                 0          3,385,565
Enders, CEO(1)    2006        0         0        0            0              0              0                 0             0

Barent W.         2007        0         0        0        1,952,764          0              0                 0          1,952,764
Cater(2)          2006        0         0        0            0              0              0                 0             0

Stuart C.         2007     132,083      0        0         607,910           0              0              75,000          814,993
Cater(3)          2006        0         0        0            0              0              0                 0             0

CharlesT.         2007        0         0        0            0              0              0                 0             0
Phillips(4)       2006      60,000      0        0            0              0              0              80,000          140,000


(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007. Mr. Ender's employment agreement he receives an annual salary of $216,000. In addition, he received an option exercisable for 5,000,000 shares which vests over a three year period.

(2) Mr. Barent Cater served as our Chief Executive Officer from March 1, 2007 through October 9, 2007. During 2007, Mr. Cater worked without receiving a salary. He was awarded 5,000,000 options as part of his employment contract. Upon his separation he forfeited 3,500,000 options.

(3) Mr. Stuart Cater served as our Chief Financial Officer from March 1, 2007 through October 10, 2007. He was awarded 2,000,000 options as part of his employment contract. Upon his separation he forfeited 1,625,000 options. As part of a separation agreement Mr. Cater will receive $150,000, of which $60,000 was paid upon execution of the agreement, the balance paid in twelve monthly installments of $7,500, starting November 15, 2007.

(4) Mr. Phillips served as the President and Chief Executive Officer from June 2006 through February 2007. The $80,000 in other compensation includes $50,000 in consulting fees.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by the Chief Executive Officer and our most highly compensated executive officers for the fiscal year ended December 31, 2007 (the "Named Executive Officers"):


                                    Option Awards                                        Stock awards
------------- ----------------------------------------------------------- --------------------------------------------
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
                                                                                                            Equity
                                                                                                            incentive
                                       Equity                                                               plan
                                       incentive                                                Equity      awards:
                                       plan                                                     incentive   Market
                                       awards:                                                  plan        or
              Number of    Number of   Number of                          Number     Market     awards:     payout
              securities  securities   securities                         of         value of   Number of   value of
              underlying  underlying   underlying                         shares     shares     unearned    unearned
              unexercised unexercised  unexercised Option      Option     or units   of units   shares,     shares,
              options       options    unearned    exercise    expiration of stock   of stock   units or    units or
    Name      (#)             (#)       options      price       date     that       that       other       others
              exercisable unexercisable   (#)         ($)                 have not   have not   rights      rights
                                                                           vested     vested    that have   that
                                                                             (#)        ($)     not         have not
                                                                                                vested (#)   vested
                                                                                                               ($)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
Gregory           0        5,000,000       0          1.00     10/16/12       0          0          0           0
Enders
CEO(1)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
Barent W.     1,500,000        0           0          1.00      05/1/12       0          0          0           0
Cater(2)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------
Stuart  C.      375,000         0           0          1.00     05/12/12       0          0          0           0
Cater(3)
------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

------------- ----------- ------------ ----------- ----------- ---------- ---------- ---------- ----------- ----------

(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007. Mr. Ender's employment agreement states he receives 5,000,000 options vested over three years.

(2) Mr. Barent Cater served as our Chief Executive Officer from March 1, 2007 through October 9, 2007.

(3) Mr. Stuart Cater served as our Chief Financial Officer from March 1, 2007 through October 10, 2007.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2007:



                                                                           Non-qualified
                                                             Non-equity      deferred
                 Fees earned                                 incentive     compensation     All other
                  or paid in      Stock         Option          plan         earnings     compensation      Total
     Name            cash       awards ($)    awards ($)    compensation        ($)            ($)           ($)
                     ($)                                        ($)
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
Gregory Enders      $ -0-         $ -0-         $ -0-          $ -0-           $ -0-          $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
Richard Cilento     $ -0-        $150,000       $ -0-          $ -0-           $ -0-          $ -0-         $ 150,000
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
David Fick          $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
John Olsen*         $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
Jeffrey Ploen       $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-         $ -0-
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
Richard             $ -0-         $ -0-          $-0-          $ -0-           $-0-           $ -0-         $ -0-
Reiling**
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------

---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------
Richard Robert      $ -0-        $150,000        $-0-          $ -0-           $-0-           $ -0-         $ 150,000
---------------- ------------- ------------- ------------- --------------- -------------- -------------- -------------


*Mr. Olsen resigned as a director of the Company, effective February 18, 2008.

** Mr. Reiling resigned as a director of the Company prior to the year ended December 31, 2007.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

Directors receive no compensation for serving.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of outstanding shares of the Company's common stock as of December 31, 2007 on a fully diluted basis, by (a) each person known by the Company to own beneficially 5% or more of the outstanding shares of common stock, (b) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year, and (c) all directors and executive officers of the Company as a group.



       Title of Class           Name and Address of       Amount and Nature of        Percent of Class(1)
                                 Beneficial Owner           Beneficial Owner

       Common shares        Gregory Enders (2)                  5,000,000                    7.92%

       Common shares        Charles T. Philips(3)               9,188,298                   14.56%

       Common shares        Donald Guggenheim                   5,000,000                    7.92%

       Common shares        Coastal Safety &                    7,795,000                   12.35%
                            Enviromental LLC

       Common shares        Richard Cilento(4)                  2,700,000                    4.28%

       Common shares        Shortline Equity Patners            2,860,000                    4.53%

       Common shares        Ultimate Investments (5)              756,400                    1.21%

       Common shares        J. Paul Consulting Corp (6)         3,000,000                    4.75%

       Common shares        Richard A. Robert (7)                 300,000                    0.48%

       Common shares        Momentum Consultants and            7,500,000                   11.88%
                            and Employee Trust (8)

       Common shares        TES Energy Partners(9)              3,000,000                    4.75%
                                                                ---------                   ------

All Directors & Officers (5 individuals)                       12,000,000                   10.81%

(1) Based upon 54,828,756 shares of common stock issued and outstanding, options exercisable for 7,000,000 shares of common stock and warrants exercisable for 1,282,000 shares of common stock for 63,110,756 shares on a fully diluted basis on December 31, 2007

(2) Mr. Enders has the option to purchase 5,000,000 shares from the Company over the next three years.

(3) Share total reduced by 750,000 shares as a result of Purchase Options held by Jeff Ploen.

(4) Mr. Cilento was awarded 200,000 shares for service as a director and an additional 100,000 shares have been awarded for service as Chairman of the Compensation Committee, which have not been issued.

(5) Lance Baller beneficially owns Shortline Equity Partners, Inc. and Ultimate Investments Corp. which combined hold 3,625,400 shares, or 6.74% of the outstanding shares and is fund manager for the Elevation Fund, LLC.

(6) Jeff Ploen, Director, beneficially owns J. Paul Consulting Corp. and together with his personal holdings, owns 3,000,000 shares or 6.32% of the total outstanding shares. This amount includes an option to purchase 750,000 shares from Charles T. Phillips.

(7) Richard Robert's 100,000 shares were purchased in the July 2006 Private Offering, 200,000 shares were awarded for service as a director and an additional 100,000 shares were awarded for service as Chairman of the Audit Committee, which have not been issued.

(8) Charles T. Phillips, is the trustee of these trusts, but has no ownership herein, and specially disclaims any ownership therein. Mr. Phillips resigned as an officer and director of the Company in March 2007. On February 12, 2008, the Board of Directors of Momentum Biofuels, Inc. voted to cancel the shares of the common stock held by the Momentum Employees & Consultant Trust.

(9) David Fick is President of TES Energy Partners and substantially owns shares through the partnership. Mr. Fick votes the TES Energy Partner shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the stock transactions discussed prior, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or are to have a direct or indirect material interest.

YEAR ENDED DECEMBER 31, 2007

Ender's Employment Agreement

On October 16, 2007, Momentum entered into an Employment Agreement with Mr. Gregory A. Enders, the Chef Executive Officer and President. The Employment Agreement has a term of 3 years and provides for an automatic renewal for 1 year terms. The Employment Agreement can be terminated by either party at an earlier date. As part of the Employment Agreement, Mr. Enders receives an annual base salary of $216,000 per year. If business objectives set by the Board of Directors and Mr. Enders are met after a period of six months, Mr. Enders is to receive an additional $2,000 per month. Mr. Ender's salary is subject to annual review by the Board of Directors.

As part of his Employment Agreement, Mr. Enders was issued an option exercisable for 5,000,000 shares of common stock. The option has an exercise price of $1.00 per share and a term of 3 years. The option vests at a rate of 1,250,000 shares in six months from the date of issuance, 1,250,000 shares in twelve months from the date of issuance, 1,250,000 shares on the second anniversary of issuance and 1,250,000 shares on the third anniversary of issuance.

Separation Agreements

Mr. Barent Cater, served as a the Chief Executive Office and a director of Momentum. In May 2007, he signed an Employment Agreement with the Momentum. On October 9, 2007, he resigned his positions with the Momentum and on October 16, 2007 he entered into a Separation Agreement with Momentum. The Separation Agreement provided that Mr. Barent Cater received cash of $72,095 as payment in full of a promissory note held by him. In addition he received a reimbursement of $15,000 for legal expenses that he incurred in connection with his employment agreement.

Mr. Barent Cater was issued an option exercisable for 1,500,000 shares of the Company

Mr. Stuart Cater, served as Chief Financial Officer of Momentum. In may 2007, he signed an Employment Agreement with Momentum and on October 19, 2007 he resigned his position. He entered into a Separation Agreement with Momentum that provides for him to receive a severance payment of $60,000 and a monthly payment of $7,500 for 12 months. In addition, the 2,00,000 options granted for shares of the Company, 1,625,000 were cancelled. The remaining 375,000 were fully vested and exercisable immediately.

Mr. Gary Johnson, an officer of the Company, has an option to purchase 1,000,000 shares from the Company over the next three years, in connection with his employment agreement.

YEAR ENDED DECEMBER 31, 2006

In September 2006, Mr. Cilento was awarded 200,000 shares for service as a director and an additional 100,000 shares have been awarded for service as Chairman of the Compensation Committee, which have not been issued. In September 2006, Mr. Richard Robert was awarded 200,000 shares for service as a director and an additional 100,000 shares were awarded for service as Chairman of the Audit Committee, which have not been issued.

In December 2006, the then President and Chairman of the Company, Mr. Charles Phillips loaned the Company a total of $110,129. The note accrued interest at a rate of 8.5% per annum and was due on January 8, 2007. At June 30, 2007, the balance of the note was $71,941.93. The Company has entered into a forbearance agreement with Mr. Phillips which calls for the promissory note to be paid in full by December 31, 2007. On October 30, 2007, the note, including accrued interest was paid in full.

In December 2006, the Company issued two 8.5% promissory notes for $100,000 and $15,000 to Don Guggenheim, an affiliate of the Company. The promissory notes had a due date of January 8, 2007. On September 9, 2007, the note, including interest was paid in full.

In December 2006, the Company issued an 8.5% promissory note for $50,000 to Mr. Richard Cilento, Jr., a director of the Company. The promissory note had a due date of January 8, 2007. On November 16, 2007, the note, including interest was paid in full.

                                     PART IV

ITEM 13.  INDEX TO EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10KSB. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.



         Number                            Description
         -------------- --------------------------------------------------------
             31.1       Certifications pursuant to Section 302 of the Sarbanes
                        - Oxley Act *.

         -------------- --------------------------------------------------------
             32.1       Certifications pursuant to Section 906 of the Sarbanes
                        - Oxley Act *.

         -------------- --------------------------------------------------------


          * Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $61,594 audit fees with our auditor, Malone & Bailey, PC, during the year ended December 31, 2007 ($13,000 during the fiscal year ended 2006) in respect of the audit for the fiscal years ended December 31, 2007 and 2006. These fees were paid by our majority shareholder on our behalf.

Tax Fees

We did not incur any tax fees with our current auditor, Malone & Bailey, PC, in the years ended December 31, 2007 and 2006.

All Other Fees

We incurred no other fees with our auditor.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.




                              MOMENTUM BIOFUELS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Page

Report of Independent Registered Public Accounting Firm                                          F-1

Consolidated Financial Statements:

         Consolidated Balance Sheet - December 31, 2007                                          F-2

         Consolidated Statements of Operations - December 31, 2007 and 2006                      F-3

         Consolidated Statements of Cash Flows - December 31, 2007 and 2006                      F-4

         Consolidated Statements of Changes in Stockholder's Equity (Deficit) -                  F-5
         December 31, 2007 and 2006

         Notes to Consolidates Financial Statements                                              F-6



  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Momentum Biofuels, Inc. (formerly Tonga Capital Corporation)
Houston, Texas

We have audited the accompanying consolidated balance sheets of Momentum Biofuels, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2007 and period from inception (May 8, 2006) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Biofuels, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 11, 2008


                        Momentum Biofuels, Inc.
                  (formerly Tonga Capital Corporation)
                       Consolidated Balance Sheets
                        December 31, 2007 & 2006

                                                                                2007                  2006
                                                                        --------------------   --------------------
 ASSETS
 Current Assets
    Cash                                                                          $ 777,171               $ 19,477
    Accounts Receivable, net                                                          3,859                      -
    Inventory                                                                        56,759                      -
    Prepaid insurance                                                                33,766                 39,297
                                                                        --------------------   --------------------
 Total Current Assets                                                               871,555                 58,774

 Property & equipment, net of accumulated depreciation                            3,253,410                 59,301
 Asset being developed for our own use                                                    -              2,517,331
 Security deposits                                                                   26,278                 26,278
                                                                        --------------------   --------------------
 TOTAL ASSETS                                                                   $ 4,151,243            $ 2,661,684
                                                                        ====================   ====================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Accounts payable                                                             $ 194,226              $ 487,299
     Accrued expenses                                                               188,723                 96,676
     Accrued Interest                                                                 3,219                 34,428
     Notes payable                                                                        -                165,000
     Notes payable - related parties                                                315,891                510,129
     Convertible notes payable                                                            -                500,000
                                                                        --------------------   -------------------
 Total Current Liabilities                                                          702,059              1,793,532
                                                                        --------------------   --------------------
 Stockholders' Equity
 Common stock, $.01 par value; 500,000,000 shares authorized,
 54,828,756 and 49,166,514  shares issued and outstanding,
 respectively                                                                       548,287                491,665
 Additional paid-in capital                                                      11,853,153              1,655,106
 Accumulated deficit                                                             (8,952,256)            (1,278,619)
 Total Stockholders' Equity                                                       3,449,184                868,152
                                                                        --------------------   --------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 4,151,243            $ 2,661,684
                                                                        ====================   ====================

     See the accompanying notes to the consolidated financial statements.

                                      F-2


                             Momentum Biofuels, Inc.
                      (formerly Tonga Capital Corporation)
                      Consolidated Statements of Operations
      For the Year Ended December 31, 2007 and for the Period From Inception
                       (May 8, 2006) to December 31, 2006


                                                                                      2007                  2006
                                                                            --------------------    --------------------
 Revenue                                                                              $ 702,295                     $ -
 Cost of goods sold                                                                     784,665                       -
                                                                            --------------------    --------------------
 Gross Loss                                                                             (82,370)                      -
                                                                            --------------------    --------------------

 Expenses
    Plant expenses                                                                    1,107,023                 119,376
    General and administrative                                                        6,454,254                 682,784
    Recapitalization expense                                                                  -                 400,000
                                                                            --------------------    --------------------
 Total Expenses                                                                       7,561,277               1,202,160
                                                                            --------------------    --------------------
 Loss from Operations                                                                (7,643,647)             (1,202,160)
                                                                            --------------------    --------------------
 Other Income (Expense)
    Interest income                                                                      26,809                   1,839
    Interest expense                                                                    (56,799)                (78,298)
                                                                            --------------------    --------------------
 Total Other Income (Expense)                                                           (29,990)                (76,459)
                                                                            --------------------    --------------------
 Net Loss                                                                          $ (7,673,637)           $ (1,278,619)
                                                                            ====================    ====================

 Per Share Information:
      Weighted average number of common shares outstanding                           52,058,245              46,187,151
                                                                            ====================    ====================
      Basic and Diluted Net Loss per Common Share                                       $ (0.15)                $ (0.03)
                                                                            ====================    ====================


See the accompanying notes to the consolidated financial statements.

                                      F-3




                             Momentum Biofuels, Inc.
                      (formerly Tonga Capital Corporation)
                 Consolidated Statement of Stockholders' Equity
      For the Period From Inception (May 8, 2006) through December 31, 2007


                                            Common Stock              Additional         Accumulated
                                      Shares             Amount       Paid-In Capital     Deficit              Totals
                                 ----------------   ---------------   ---------------   ---------------   ----------------
Stock issued at formation             39,275,000         $ 392,750         $(386,272)              $ -            $ 6,478

Reverse merger recapitalization        7,852,539            78,525           (78,525)                -                  -

Shares issued in private
placement for cash                     2,038,975            20,390         1,911,627                 -          1,932,017

Issuance of warrants                           -                 -           196,440                 -            196,440

Imputed interest on loan from
shareholder                               11,836                 -            11,836                 -                  -

Net loss                                       -                 -                 -        (1,278,619)        (1,278,619)
                                 ----------------   ---------------   ---------------   ---------------   ----------------
Balance - December 31, 2006           49,166,514           491,665         1,655,106        (1,278,619)           868,152
Shares issued in private
placement for cash                     5,111,500            51,115         4,988,417                 -          5,039,532

Note conversion                          500,000             5,000           500,000                 -            505,000

Conversion of interest on note            35,742               357            30,385                 -             30,742

Directors stock based on
compensation                                   -                 -           450,000                 -            450,000

Shares issued for services                15,000               150            14,850                 -             15,000

Issuance of warrants for services              -                 -           655,886                 -            655,886
Employee stock option compensation                                         3,558,509                 -          3,558,509
Net loss                                       -                 -                 -        (7,673,637)        (7,673,637)
                                 ----------------   ---------------   ---------------   ---------------   ----------------
Balance - December 31, 2007           54,828,756         $ 548,287      $ 11,853,153        (8,952,256)       $ 3,449,184
                                 ================   ===============   ===============   ===============   ================




See the accompanying notes to the consolidated financial statements.

                                      F-4



                             Momentum Biofuels, Inc.
                      (formerly Tonga Capital Corporation)
                      Consolidated Statements of Cash Flow
      For the Year Ended December 31, 2007 and for the Period From Inception
                       (May 8, 2006) to December 31, 2006

                                                                                2007                   2006
                                                                         --------------------   --------------------
 Cash Flows from Operating Activities
 Net loss                                                                       $ (7,673,637)          $ (1,278,619)
 Adjustments to reconcile net loss to cash used in operating activities
 Depreciation                                                                        277,896                  2,178
 Bad debt expense                                                                     29,866                      -
 Interest expense - amortization of debt discount                                          -                 53,751
 Penalty for failure to register shares                                               18,894                 33,558
 Imputed interest on related party note                                                    -                  3,906
 Recapitalization expense                                                                  -                400,000
 Share based compensation                                                          4,679,395                      -
 Changes in:
   Accounts receivable                                                               (33,725)                     -
   Inventory                                                                         (56,759)                     -
   Prepaid expenses and other current assets                                           5,531                (39,297)
   Accounts payable                                                                 (293,073)               456,951
   Accrued expenses                                                                  171,043                103,875
                                                                         --------------------   --------------------
 Net Cash Used in Operating Activities                                            (2,874,569)              (263,697)
                                                                         --------------------   --------------------
 Cash Flows used in Investing Activities:
 Acquisition of fixed assets                                                        (954,674)            (2,404,172)
 Increase in security deposits                                                             -                (26,278)
                                                                         --------------------   --------------------
 Net Cash Used in Investing Activities                                              (954,674)            (2,430,450)
                                                                         --------------------   --------------------
 Cash Flows from Financing Activities:
 Payment of note payable                                                            (501,435)                     -
 Proceeds from notes payable                                                               -                165,000
 Loans from shareholders                                                              67,736                110,129
 Proceeds from convertible notes payable                                                   -                500,000
 Stock issued for cash                                                             5,111,500              2,038,975
 Offering costs                                                                      (90,864)              (106,958)
 Cost contributed by principal owner                                                       -                  6,478
                                                                         --------------------   --------------------
 Net Cash Provided by Financing Activities                                         4,586,937              2,713,624
                                                                         --------------------   --------------------
 Net Increase in Cash                                                                757,694                 19,477

 Cash and cash equivalents - Beginning of period                                      19,477                      -
                                                                         --------------------   --------------------
 Cash and cash equivalents - End of period                                         $ 777,171               $ 19,477
                                                                         ====================   ====================

    See the accompanying notes to the consolidated financial statements.

                                      F-5

                             Momentum Biofuels, Inc.
                      (formerly Tonga Capital Corporation)
                   Notes to Consolidated Financial Statements

Note 1 - Organization and Nature of Operations

Tonga Capital Corporation was incorporated on January 29, 1987 in and has been a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006 to begin biodiesel fuel production. On May 31, 2006 Tonga signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 39,275,000 shares of common stock of Tonga in exchange for 39,275,000 shares of Momentum Biofuels, Inc. This transaction was accounted for as a reverse merger with Momentum Biofuels, Inc. being treated as the accounting acquirer.

On October 10, 2007, at the Annual Shareholders' Meeting, the majority of the shareholders approved a resolution to change Tonga's name to Momentum Biofuels, Inc. (Momentum).

Our business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Momentum and its wholly- owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Our significant estimates primarily relate to the assessment of warrants and debt and equity transactions and the estimated lives and methods used in determining depreciation of fixed assets. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid investments purchased with original maturities of three months or less.

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2007.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                       Description                  Life
---------------------------------------------------------  --------------------
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

Momentum capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualifying assets. Capitalized interest is added to the cost of the underlying assets and amortized over the estimated useful lives of the assets. Interest cost capitalized during the period from inception (May 8, 2006) through December 31, 2006 amounted to $144,290. There was no interest capitalized in 2007.

Revenue Recognition

Momentum recognizes revenue from product sales when the products are shipped or delivered and the title and risk pass to the customer. Provisions for any product returns or discounts given to customers are accounted for as reductions in revenues in the same period revenues are recorded.

Share-Based Compensation

Momentum measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payments." The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

Income Taxes

Momentum and its subsidiary file a consolidated federal tax return. Momentum uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period from inception (May 8, 2006) to December 31, 2007, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


                                            Description                                     2007                2006
        -----------------------------------------------------------------------  ---------------------  ------------------
        Weighted average shares used to compute basic and
        diluted net loss per common share:                                               52,058,745           46,187,151

        Securities convertible into shares of common stock, not used
              Stock warrants related to notes payable                                       120,000              120,000
              Stock warrants for common stock                                             1,162,000
              Options awarded to executives and consultants                              10,300,000
                                                                                   -------------------  -------------------
        Total securities convertible into shares of common stock                         11,582,000              120,000
                                                                                   ===================  ===================

Recent Accounting Pronouncements

Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $8,952,256 through December 31, 2007. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

During 2007, three customers accounted for 100% of Momentum's revenue. Momentum performs ongoing credit evaluations of its customers' financial condition. Momentum's accounts receivable are unsecured. At December 31, 2007, two customers accounted for 100% of accounts receivable.

Note 5 - Inventories

As of December 31, 2007, inventory consisted of the following:
                         Finished Goods                                $ 20,662
                         Work-In-Process                                     -0-
                         Raw Materials                                   36,097
                                                                        --------

                         Total                                         $ 56,759
                                                                        ========

Note 6 - Property and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 consisted of the following:


---------------------------------------------------------------------------------------------------

                         Description                             2007                     2006


Plant                                                  $      3,414,592          $             -
 Plant machinery and equipment                                   29,810                    22,539
 Office furniture and equipment                                  52,238                    18,359
 Computer software                                                3,220                        -
 Leasehold Improvements                                          33,624                    20,581
                                                      ---------------------      ------------------
      Total Assets                                            3,533,484          $         61,479
                                                      ---------------------      ------------------
Accumulated Depreciation & Amortization                        (280,074)                   (2,178)
                                                      ---------------------      ------------------
                                                       $      3,253,410          $         59,301
                                                      =====================      ==================

Momentum constructed equipment for its own use totaling $3,414,592. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the years ended December 31, 2007 and 2006, depreciation and amortization expense was $277,896 and $2,178, respectively.

Note 7 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. At December 31, 2006, construction expenditures of $2,517,331 had been recognized. The asset was placed in service in July 2007 at a cost of $3,431,800. We capitalized interest expense of $144,290 during the construction period.

Note 8 - Notes Payable

Notes payable as of December 31, 2007 and 2006, consisted of the following:


                                  Description                                         2007                      2006
------------------------------------------------------------------------    --------------------    ---------------------

8.5% notes  payable  originally  scheduled  to mature on  January  8,  2007.
On September 9, 2007,  Momentum paid $115,000,  plus accrued interest,  to paid one note in full. On November 8, 2007, Momentum paid $50,000, plus
accrued interest, to pay the second note in full.                                        -           $ 165,000
                                                                            ====================    =====================

Note 9 - Notes Payable to Related Parties

Notes payable to related parties as of December 31, 2007 & 2006 consist of the following:

                              Description                                              2007                     2006
------------------------------------------------------------------------    --------------------     ---------------------

Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned by a shareholder originally scheduled to mature on September 30, 2006. On April, 3, Ultimate and Momentum executed a forbearance agreement which allows Momentum to scheduled payments of principal and interest at 12% through December 31, 2007. Secured by Momentum's assets.

                                                                            $           315,891     $ 400,000

8.5% notes payable to shareholder originally scheduled
 to mature on January 8, 2007.  On October 8, 2007, the
 note, including accrued interest was paid in full.                                           -       110,129
                                                                            --------------------     ---------------------
  Total                                                                     $           315,891     $ 510,129
                                                                            ====================     =====================

The note payable to Ultimate Investments Corporation was issued as consideration for the purchase and cancellation of stock as a condition of the acquisition of Momentum by Momentum and the associated cost is being treated as an expense of the acquisition in these financial statements. The note matured on September 28, 2006. Since the note was not paid at maturity, interest began to accrue at 12% on that date. Interest has been imputed on this note from the date of issuance, June 30, 2006, until it matured on September 30, 2006, when it began to accrue interest according to its terms. In January 2008, the note was paid in full.

Note 10 - Convertible Notes Payable

Convertible notes payable as of December 31, 2007 and 2006 consisted of the following:

                                           Description                                            2007               2006
    ---------------------------------------------------------------------------------    ------------------    -----------------

    Note  payable  originally  issued  to The  Elevation  Fund,  LLC,  an entity wholly-owned  by  a  shareholder  of  Momentum  subsequently  assigned  to a non-related entity - The West Hampton Special Situation Fund, LLC, no stated
    interest rate, interest accruing by mutual agreement at 12.25%. This note is secured  by a  blanket  lien  on  all of  Momentum's  assets  not  otherwise encumbered. On April 3, 2007, the note was converted into 275,742
    common shares.                                                                        $              -     $       250,000

    Note  payable  originally  issued to Gus Blass II in the amount of $250,000, one-half  assigned  to  Kearney  Holdings,  LLC,  no stated  interest  rate, interest accruing by mutual agreement at 12.25%. One-half  assigned to Kirby
    Enterprise  Fund, LLC as noted below.  On  April 3, 2007, note was converted
    into 105,000 common shares.                                                                          -             125,000

    Note  payable  originally  issued  to Gus Blass in the  amount of  $250,000, one-half  assigned to Kirby  Enterprise  Fund, LLC, no stated interest rate, interest  accruing  by mutual  agreement  at 12.25%.  One-half  assigned  to
    Kearney  Holdings,  LLC as  noted  above.  On April  3,  2007,  the note was
    converted into 125,000 common shares.                                                                -             125,000
                                                                                         ------------------    -----------------

      Total                                                                              $               -     $       500,000
                                                                                         ==================    =================

The parties agreed to convert the principal and interest due on the note held by The West Hampton Special Situation Fund, LLC (at the price of $1 per share) into 275,742 shares of common stock. In addition, The Elevation Fund, LLC received 10,000 shares of common stock as an origination fee for placing the debt.

The notes payable originally issued to Gus Blass II and The Elevation Fund LLC and subsequently assigned were issued with 100,000 warrants for the purchase of common stock. The note discount was amortized over its ninety-day term using the effective interest method and as of December 31, 2006 such discount had been completely amortized. The terms of the original note required Momentum to issue additional warrants as a penalty in the event we were unable to register the shares subject to the warrants by October 2006. This penalty provision requires the issuance of an additional 10,000 warrants at the end of each thirty day period that the shares remain unregistered. Accordingly, Momentum had issued 20,000 warrants related to this penalty provision as of December 31, 2006 and an additional 10,000 warrants as of December 31, 2007. The parties agreed to convert the principal due on the notes held by Kirby Enterprise Fund, LLC and Kearney Holdings, LLC (at the price of $1 per share) into 250,000 shares of common stock of Momentum with all interest to be paid in cash.

Interest costs in the year ended December 31, 2007 amounted to $56,799. The weighted average interest rate for all short term borrowings amounts to 10.7%. Interest costs incurred for the period from inception (May 8, 2006) through December 31, 2006 amounted to $222,588, of which $144,290 was capitalized as construction period interest on the biodiesel plant being constructed for our own use. The weighted average interest rate for all short term borrowings amounts to 11.3%.

Note 11 - Obligations and Commitments

Momentum has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Momentum is obligated to make the following payments:

          Year Ending
          December 31,                        Amount
------------------------------------    --------------------
               2008                     $         379,217
               2009                     $         365,416
               2010                     $         317,074
               2011                     $         303,343
               2012                     $         117,619

Rental expense for the year ended December 31, 2007 was 86,623. Rental expense for the period from inception (May 8, 2006) through December 31, 2006 was $128,260.





Note 12 - Income Taxes

Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

                                              2007                   2006
                                      ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                 $    1,528,000        $         618,353
  Less valuation allowance                (1,528,000)                (618,353)
                                      ------------------    -------------------

Net deferred tax assets               $             -       $               -
                                      ==================    ===================

As of December 31, 2007, Momentum had a net operating loss carryforward for federal income tax purposes of approximately $3,385,518 that may be offset against future taxable income. As more fully disclosed in Note 1, Momentum experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Momentum's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

Momentum has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire in 2026 and 2027.

Note 13 - Equity Financing

During the year ended December 31, 2007, as a result of a private placement, Momentum raised $5,020, 636, net of offering costs of $90,864, in exchange for the issuance of 5,111,500 shares of restricted common stock. The shares were sold at a price of $1.00 per share. During the year ended December 31, 2006, as a result of a private placement Momentum raised $1,932,017, net of offering costs, in exchange for the issuance of 2,038,975 shares of restricted common stock The shares were sold at a price of $1.00 per share.

During the year ended December 31, 2006, Momentum completed a reverse acquisition with Momentum Biofuels, Inc., which was accounted for as a recapitalization. Momentum issued 39,275,000 shares of its common stock to the shareholders of Momentum Biofuels, Inc. in exchange for 100% of its issued and outstanding shares (39,275,000 shares).

Note 14 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

Option activity for the period from inception (May 8, 2006) through December 31, 2007 is as follows:

                       Expiration        Exercise
Grant Date                 Date           Price      Beginning       Granted          Forfeited           Ending
------------------- ----------------- -------------- --------------- ---------------- ---------------- -----------------
  04/20/07            04/20/12            $1.00                        9,000,000      (6,750,000)            2,250,000
  10/15/07            10/15/10            $1.00                           50,000                                50,000
  10/16/07            10/16/12            $1.00                        7,000,000                             7,000,000
  11/01/07            11/01/12            $1.00                        1,000,000                             1,000,000
                                                                     ---------------- ---------------- -----------------
                                                                      17,050,000       6,750,000            10,300,000
                                                                     ================ ================ =================

The weighted average exercise price for all options outstanding as of December 31, 2007 was $1.

Note 15 - Warrant Activity

Warrants were originally issued in 2006 in conjunction with the notes payable initially issued to Gus Blass and now held by Kearney Holdings, LLC and Kirby Holdings, LLC as more fully described in Note 10 above. In 2007, additional warrants were issued to certain consultants for services.

Warrants activity for the period from inception (May 8, 2006) through December 31, 2007 is as follows:


                     Expiration        Exercise
Grant Date                 Date           Price      Beginning          Granted         Exercised             Ending
------------------- ----------------- -------------- ------------------ --------------- --------------- ------------------
  6/27/2006           6/27/2016           $1.00            100,000 (1)                                                  `
 11/30/2006          11/30/2016           $1.00             10,000 (2)                                            10,000
 12/31/2006          12/31/2016           $1.00             10,000 (2)                                            10,000
  1/31/2007           1/31/2017           $1.00                              10,000 (3)                           10,000
   2/1/2007            2/1/2012           $1.00                               2,000 (3)                            2,000
  8/31/2007           8/31/2009           $1.00                           1,000,000 (4)                        1,000,000
  10/4/2007           10/4/2009           $1.00                             150,000 (5)                          150,000
                                                     ------------------ --------------- --------------- ------------------
                                                     $     120,000      $ 1,162,000           -             $  1,282,000
                                                     ================== =============== =============== ==================

The weighted average exercise price for all warrants outstanding as of December 31, 2007 was $1.

     (1) Momentum calculated the relative fair value of these warrants at $162,822 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 10 years, a risk-free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65.

     (2) Momentum calculated the fair value of these warrants at $33,558 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the period from inception (May 8,
           2006) through December 31, 2006. The assumptions used to value the warrants include an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and an average stock price on the date of grant of $1.65.
     (3) Momentum calculated the fair value of these warrants at $18,895 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.60.
     (4) Momentum calculated the fair value of these warrants at $547,579 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 2 years, a risk free interest rate of 6.50%, expected volatility using comparable company volatility of 154%, an exercise price of $1 and a stock price on the date of grant of $0.95.
     (5) Momentum calculated the fair value of these warrants at $95,746 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 2 years, a risk free interest rate of 4.17%, expected volatility using comparable company volatility of 186%, an exercise price of $1 and a stock price on the date of grant of $0.80.


Note 16 - Subsequent Events

On March 7, 2008, Momentum initiated a private placement of 8,000,000 shares of common stock at a price of $0.40 per share.

On January 11, 2008, Momentum made final payment on the outstanding $400,000 promissory note held by Ultimate Investment Corp. The promissory note had an issue date of June 30, 2006 and had been accruing interest at a rate of 12% per annum, at the default rate. The final payment was $319,792, cash, including accrued interest of $3,901.

On February 12, 2008, the Board of Directors of Momentum voted to cancel the shares of the common stock held by the Momentum Employees & Consultant Trust. The Momentum Employees & Consultant Trust held 7,500,000 shares of restricted common stock, approximately 13.67% of the issued and outstanding common stock, at the time. After the cancellation of the 7,500,000 shares, Momentum, on February 28, 2008, has 47,358,756 shares of common stock issued and outstanding.

On February 18, 2008, Mr. John V. Olsen, a director of Momentum Biofuels, Inc. submitted his resignation from the Board of Directors.

Note 17 - Supplemental Cash Flow Disclosures


Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Year for
  Interest                                                               $       53,580          $       13,441
  Income taxes                                                           $            -          $            -
 Investing activities
  Capitalized interest during construction period                        $            -          $      144,290
Financing activities
  Note payable issued for recapitalization                               $            -          $      400,000
  Note payable converted to stock                                        $      500,000                       -


                                                              SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        MOMENTUM BIOFUELS, INC.




Date:  April 14, 2008                                    By:/s/GREGORY A. ENDERS
                                                             -----------------
                                                              Gregory A.Enders
                                                    Chief Executive Officer &
                                                    Principal Accounting Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  April 14, 2008                                 By:   /s/GREGORY A.ENDERS
                                                             -------------------
                                                               Gregory A.Enders
                                                       Chief Executive Officer &
                                                       Director


Date:  April 14, 2008                                 By:  /s/RICHARD C. CILENTO
                                                           ---------------------
                                                             Richard C. Cilento,
                                                             Director


Date:  April 14, 2008                                 By:    /s/ DAVID M. FICK
                                                             -------------------
                                                                 David M. Fick,
                                                                 Director


Date:  April 14, 2008                                 By:  /s/JEFFREY P. PLOEN
                                                           -------------------
                                                              Jeffrey P. Ploen,
                                                              `Director


Date:  April 14, 2008                                 By:  /s/RICHARD A. ROBERT
                                                             -------------------
                                                              Richard A. Robert,
                                                              Director


`                                     42