Form 10QSB
period 2008-03-31
MOMENTUM BIOFUELS, INC.
filed 2008-05-20
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ________________

                        Commission file number 000-50619

                             MOMENTUM BIOFUELS, INC.
                             -----------------------
                       (Name of registrant in its Charter)

         COLORADO                                 84-1069035
         --------                                 ----------

 (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


             2600 South Shore Blvd, Suite 100 League City, TX 77573
             ------------------------------------------------------
                     (Address of Principal Executive Offices)


                                 (281) 334-5161
                                 --------------
                        (Telephone # including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]


Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 14, 2008, there were 47,528,756 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Unaudited Consolidated Balance Sheets - March 31, 2008 and
         December 31, 2007                                                                       F-1

         Unaudited  Consolidated Statements of Operations  - Three months ended
         March 31, 2008 and 2007 and                                                             F-2

         Unaudited Consolidated Statements of Changes in Shareholders' Deficit -
         March 31, 2008                                                                          F-3

         Unaudited Consolidated Statements of Cash Flows - Three months ended
         March 31, 2008 and 2007 and                                                             F-5

         Notes to the Unaudited Consolidated Financial Statements                                F-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk -
         Not Applicable

Item 4.  Controls and Procedures                                                                   3

Item 4T. Controls and Procedures                                                                   3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                               4

Item 3.  Defaults Upon Senior Securities - Not Applicable                                          4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                      5

Item 5.  Other Information - Not Applicable                                                        5

Item 6.  Exhibits                                                                                  5

SIGNATURES


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by Momentum Biofuels, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2007, included in the Company's Form 10-KSB.


                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                      (formerly Tonga Capital Corporation)
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                                          March 31, 2008        December 31, 2007
                                                                        --------------------   --------------------
 ASSETS
Current Assets
Cash                                                                            $    98,098            $   777,171
Accounts Receivable, net                                                             21,629                  3,859
Inventory                                                                            19,136                 56,759
Prepaid insurance                                                                    28,468                 33,766
                                                                        --------------------   --------------------
Total current assets                                                                167,331                871,555

Property & equipment, net of accumulated depreciation and amortization            3,122,566              3,253,410
Security deposits                                                                    26,278                 26,278
                                                                        --------------------   --------------------
TOTAL ASSETS                                                                    $ 3,316,175            $ 4,151,243
                                                                        ====================   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                $   371,247            $   194,226
Accrued expenses                                                                    183,225                191,942
Advances - related parties                                                           10,000                      -
Notes payable - related parties                                                           -                315,891
                                                                        --------------------   --------------------
Total Current Liabilities                                                           564,472                702,059
                                                                        --------------------   --------------------
Stockholders' Equity
Common stock, $0.01 par value;  500,000,000  shares  authorized,
47,528,756 and 54,828,475,287 shares  issued and outstanding
on March 31, 2008 and  December  31, 2007, respectively                             475,287                548,287
Additional paid-in capital                                                       12,341,407             11,853,153
Accumulated Deficit                                                             (10,064,991)            (8,952,256)
                                                                        --------------------   --------------------
Total Stockholders' Equity                                                        2,751,703              3,449,184
                                                                        --------------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 3,316,175            $ 4,151,243
                                                                        ====================   ====================
  See the accompanying notes to the consolidated financial statements.

                                      F-1



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                      (formerly Tonga Capital Corporation)
                     Consolidated Statements of Operations
                For the Three Months Ended March 31, 2008 & 2007
                                  (Unaudited)


                                                                                   2008                    2007
                                                                            --------------------    --------------------
Revenue                                                                            $    348,930              $        -
Cost of goods sold                                                                      251,623                       -
                                                                            --------------------    --------------------
Gross profit                                                                             97,307                       -


Operating Expenses
Plant expenses                                                                          430,349                  51,319
General and administrative                                                              778,465                 365,300
                                                                            --------------------    --------------------
Total Operating Expenses                                                              1,208,814                 416,619
                                                                            --------------------    --------------------
Loss from operations                                                                 (1,111,507)               (416,619)
                                                                            --------------------    --------------------
Other Income (Expense)
Interest income                                                                           1,082                   1,189
Interest expense                                                                         (2,310)                 (7,917)
                                                                            --------------------    --------------------
Total Other Income (Expense)                                                             (1,228)                 (6,728)
                                                                            --------------------    --------------------
Net Loss                                                                           $ (1,112,735)             $ (423,347)
                                                                            ====================    ====================
Per Share Information:
Weighted average number of common shares outstanding - Basic and diluted             50,832,381              49,866,963
                                                                            ====================    ====================
Net Loss per Share                                                                 $      (0.02)             $    (0.01)
                                                                            ====================    ====================



See the accompanying notes to the consolidated financial statements.

                                      F-2



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                      (formerly Tonga Capital Corporation)
                 Consolidated Statement of Stockholders' Equity
           For the Period from January 1, 2008 through March 31, 2008
                                       (Unaudited)


                                                                          Additional
                                      Common Stock                         Paid-In             Accumulated
                                      Shares            Amount             Capital              Deficit              Totals
                                     ----------------  ---------------  -----------------  ------------------   ---------------
Balance - December 31, 2007               54,828,756        $ 548,287        $11,853,153        $ (8,952,256)      $ 3,449,184
Cancelled shares                          (7,500,000)         (75,000)            75,000               -                    -
Shares issued in private
 placement for cash                          200,000            2,000             78,000               -                80,000
Share based compensation                          -                -             335,254               -               335,254
Net loss                                                                                          (1,112,735)       (1,112,735)
                                     ------------------------------------------------------------------------------------------
Balance - March 31, 2008                  47,528,756        $ 475,287        $12,341,407       $ (10,064,991)      $ 2,751,703
                                     ==========================================================================================

See the accompanying notes to the consolidated financial statements.

                                      F-3



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                      (formerly Tonga Capital Corporation)
                     Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2008 & 2007
                                  (Unaudited)


                                                                                2008                   2007
                                                                         --------------------   --------------------
Cash Flows from Operating Activities
Net loss                                                                        $ (1,112,735)            $ (423,347)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation                                                                         130,843                  6,352
Share based compensation                                                             335,254
Changes in Assets and Liabilities
Accounts receivable                                                                  (17,770)                     -
Inventory                                                                             37,623                      -
Prepaid expenses and other current assets                                              5,298                 (8,042)
Accounts payable                                                                     177,021               (141,845)
Accrued expenses                                                                      (8,716)                98,172
                                                                         --------------------   --------------------
Net Cash Used in Operating Activities                                               (453,182)              (468,710)

Cash Flows used in Investing Activities
Acquisition of fixed assets                                                                -               (614,544)
                                                                         --------------------   --------------------
Net Cash Used in Investing Activities                                                      -               (614,544)

Cash Flows from Financing Activities
Payment of note payable                                                             (315,891)              (165,000)
Loans from shareholders                                                               10,000                115,000
Stock issued for cash                                                                 80,000                850,000
Offering costs                                                                             -                 (8,680)
Subscriptions payable                                                                      -                380,000
                                                                         --------------------   --------------------
Net Cash Provided (Used) by Financing Activities                                    (225,891)             1,171,320
                                                                         --------------------   --------------------
Net Increase (Decrease) in Cash                                                     (679,073)                88,066

Cash and cash equivalents - Beginning of period                                      777,171                 19,477
                                                                         --------------------   --------------------
Cash and cash equivalents - End of period                                       $     98,098             $  107,543
                                                                         ====================   ====================

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                        $      2,310             $   13,441
                                                                         ===========================================
Income Taxes                                                                    $          -             $        -
                                                                         ===========================================
Non-Cash Transactions - Investing activities:
Capitalized interest during construction period                                 $          -             $  165,281
                                                                         ===========================================
Financing activities
Cancellation of common shares                                                   $     75,000             $        -
                                                                         ===========================================

Notes payable issued for recapitalization                                       $          -             $  400,000
                                                                         ===========================================

 See the accompanying notes to the consolidated financial statements.

                                      F-4


                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                      (formerly Tonga Capital Corporation)
                 Notes to the Consolidated Financial Statements
                              As of March 31, 2008
                                   (Unaudited)

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

Note 2--Summary Of Significant Accounting Policies

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

Note 3 - Going Concern

In Momentum's Annual Report on Form 10-KSB for 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Momentum's financial statements for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $10,064, 991 at March 31, 2008.

Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

During the first quarter of 2008, three customers accounted for 100% of Momentum's revenue. Momentum performs ongoing credit evaluations of its customers' financial condition. Momentum's accounts receivable are unsecured. At March 31, 2008, two customers accounted for 100% of accounts receivable.

Note 5 - Inventories

Inventory as of March 31, 2008 and December 31, 2007 consisted of the following:

                       Description               2008                      2007
                                                 ----                      ----

                     Finished Goods             $14,235                $ 20,662
                         Work-In-Process             -0-                     -0-
                         Raw Materials            4,803                  36,097
                                               ---------                --------

                         Total                  $19,038                $ 56,759
                                               =========                ========

Note 6 - Property and Equipment

Property, plant and equipment as of March 31, 2008 and December 31, 2007 consisted of the following:

                         Description              2008                     2007
                                                  ----                     ----

Plant                                    $   3,414,592            $   3,414,592
Plant machinery and equipment                   29,810                   29,810
Office furniture and equipment                  52,238                   52,238
Computer software                                3,220                    3,220
Leasehold Improvements                          33,624                   33,624
                                   ---------------------      ------------------
      Total Assets                       $   3,533,484            $   3,533,484
                                   ---------------------      ------------------
Accumulated Depreciation &
Amortization                                  (410,918)                (280,074)
                                   ---------------------      ------------------
                                         $   3,122,566            $   3,253,410
                                   =====================      ==================

Depreciation expense for the three months ending March 31, 2008 was $130,844.

Note 7 - Notes Payable to Related Parties

Notes payable as of March 31, 2008 and December 31, 2007 consisted of the following:

                             Description                                            2008                     2007
- ------------------------------------------------------------------------      -----------------     ------------------

Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned by a shareholder. The note was paid in full in January, 2008.
                                                                                 $      -                  $315,891
                                                                                -----------------     ------------------
  Total                                                                          $      -                  $315,891
                                                                                =================     ==================

Note 8 - Advances from Related Parties

Non-interest bearing advance from Jeff Ploen, who beneficially owns J. Paul Consulting Corporation. The advance is due upon demand with no maturity date.

Note 9 - Equity Financing

During the three months ended March 31, 2008, Momentum issued 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold at a price of $0.40 per share.

On February 12, 2008, the Board of Directors of Momentum voted to cancel the shares of the common stock held by the Momentum Employees & Consultant Trust. The Momentum Employees & Consultant Trust held 7,500,000 shares of restricted common stock. The shares were previously controlled by Charles Phillips, a shareholder and former director of Momentum, and the shares were cancelled with his consent.

Note 10 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

Option activity for the three months ended March 31, 2008 is as follows:

                       Expiration        Exercise
Grant Date             Date               Price            Beginning       Granted          Forfeited           Ending
- ------------------- ----------------- -------------- --------------- ---------------- ---------------- --------------
  04/20/07            04/20/12            $1.00          2,250,000                                           2,250,000
  10/15/07            10/15/10            $1.00             50,000                                (50,000)           -
  10/16/07            10/16/12            $1.00          7,000,000                             (1,000,000)   6,000,000
  11/01/07            11/01/12            $1.00          1,000,000                                           1,000,000
                                                       --------------- ---------------- ---------------- --------------
                                                        10,300,000                             (1,050,000)   9,250,000
                                                       =============== ================ ================ ==============

The weighted average exercise price for all options outstanding as of March 31, 2008 was $1.

Note 11 - Warrant Activity


Warrants activity for the three months ended March 31, 2008 is as follows:

                         Expiration        Exercise
Grant Date               Date             Price         Beginning       Granted         Exercised             Ending
------------------ ----------------- -------------- ------------------ --------------- --------------- ------------------
  6/27/2006           6/27/2016          $1.00         100,000 (1)                                                 100,000
 11/30/2006          11/30/2016          $1.00          10,000 (2)                                                  10,000
 12/31/2006          12/31/2016          $1.00          10,000 (2)                                                  10,000
  1/31/2007           1/31/2017          $1.00          10,000 (3)                                                  10,000
   2/1/2007            2/1/2012          $1.00           2,000 (3)                                                   2,000
  8/31/2007           8/31/2009          $1.00       1,000,000 (4)                                               1,000,000
  10/4/2007           10/4/2009          $1.00         150,000 (5)                                                 150,000
                                                    ------------------ --------------- --------------- ------------------
                                                 $   1,282,000               -                               $   1,282,000
                                                    ================== =============== =============== ==================


The weighted average exercise price for all warrants outstanding as of March 31, 2008 was $1.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended March 31, 2008 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

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

RESULTS OF OPERATIONS

Results of Operations For The Three Months Ended March 31, 2008 Compared To The Three Months Ended March 31, 2007

The Company recognized revenue of $348,930 for the three months ending March 31, 2008 compared to no revenues during the three months ended March 31, 2007. The Company's revenues were from its activities in processing and sale of its biodiesel product. During the three months ended March 31, 2008, the Company incurred cost of goods sold of $251,623, resulting in a gross profit of $97,307.

During the three months ended March 31, 2008, the Company incurred total expenses of $1,208,814 compared to $416,619 during the three months ended March 31, 2007. The increase of $792,195 is a result of the increased operations of the Company over the prior period. Total expenses during the three months ended March 31, 2008 included, $430,349 in plant expenses and $778,465 in general and administrative expenses. General and administrative expenses during the three months ended March 31, 2008 included $335,254 of stock compensation expense for stock options awarded to executives and key consultants.

During the three months ended March 31, 2008, the Company recognized a net loss of $1,112,735 compared with a net loss of $423,347 for the three months ending March 31, 2007. The increase of $689,388 was due primarily to increased expenses related to plant operations and the increase in general and administrative expenses, as discussed above. The net loss per share for the three months ended March 31, 2008, was $0.02 per share compared to a net loss per share of $0.01 for the three months ending March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had $98,098 in cash and $3,218,077 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash used in operating activities during the three months ended March 31, 2008 was $453,182. During the three months ended March 31, 2007, the Company used net cash of $468,710 in operating activities. During the three months ended March 31, 2008, net losses of $1,112,735 were adjusted for non-cash items that included $130,843 in depreciation and amortization expense and $335,254 in share based compensation. During the three months ended March 31, 2007, net losses of $423,347 were adjusted for the non-cash item of $6,352 in depreciation and amortization expense.

During the three months ended March 31, 2008, the Company did not recognize any cash from its investing activities. During the three months ended March 31, 2007, the Company used $614,544 from its investing activities.

Net cash used by financing activities during the three months ended March 31, 2008 was $225,891. During the three months ended March 31, 2007, the Company received funds of $1,171,320 from its financing activities.

On March 7, 2008, Momentum initiated a private placement of 8,000,000 shares of common stock at a price of $0.40 per share During the three months ended March 31, 2008, the Company sold 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold for $0.40 per share.

On January 11, 2008, the Company made final payment on the outstanding $400,000 promissory note held by Ultimate Investment Corp ("Ultimate"). The promissory note had an issue date of June 30, 2006 and had been accruing interest at a rate of 12% per annum, at the default rate. The final payment was $319,792, cash, including accrued interest of $3,901.

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-Q. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:
        revenue recognition;
        value of long-lived assets;
        inventories; and
        income taxes.


REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

INVENTORIES

Inventories are stated at the lower of average cost basis or market. Abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials are recognized as current period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facility.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of March 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - NOT APPLICABLE

ITEM 4  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

The material weakness identified in our annual report on Form 10-KSB for the year ended December 31, 2007 was related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.


ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended March 31, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting was carried out by our Chief Financial Officer, and we did not have an audit committee established until October 12, 2007. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the quarter ended March 31, 2008.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. We are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we are evaluating the necessary steps to improve our controls over financial reporting and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and March 31, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

The aggregate costs of remediation are unknown at this time.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In February 2008, Momentum received notice of its inclusion in a legal complaint filed against Vertex Energy by Purity Water Company of San Antonio in the Circuit Court of Mobile, Alabama. The complaint alleges that Vertex, the defendant, contracted with Purity Water, the plaintiff, to remove water from two million gallons of Biodiesel stored in Alabama. The complaint further alleges that Vertex engaged several other companies, including Momentum Biofuels, Inc., as subcontractors to service the contract.

Momentum submitted an affidavit to the court on April 25, 2008, attesting that the Company had no contractual agreement with either the plaintiff or any of the other parties named in the complaint. Momentum has since been dismissed from the suit without prejudice by the presiding District Court in Mobile, Alabama.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2008 through March 31, 2008.

               TITLE OF           NO. OF SHARES
DATE OF SALE   SECURITIES                          CONSIDERATION             CLASS OF PURCHASER
------------------------------------------------------------------------------------------------------

03/27/08       Common Stock       80,000           $0.40 per share           Accredited Investor(s) -
                                                                             Private Placement
                                                                             Memorandum



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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS.

The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

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



                                                MOMENTUM BIOFUELS, INC.

Date: May 20, 2008                              By: /s/Gregory A. Enders
                                                    --------------------
                                                Gregory A. Enders, President
                                                And Chief Executive Officer
                                                and Principal Accounting Officer