Form 10-Q
period 2008-06-30
MOMENTUM BIOFUELS, INC.
filed 2008-08-19
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2008

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

As of August 14, 2008, there were 47,528,756 shares of the registrant's sole class of common shares outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Unaudited Consolidated Balance Sheets -June 30, 2008 and
                           December 31, 2007                                                      F-1

         Unaudited  Consolidated Statements of Operations  -
                  Three and Six Months ended June 30, 2008 and 2007 and                           F-2

         Unaudited Consolidated Statements of Changes in Stockholders' Equity -
                                                     June 30, 2008                                F-3

         Unaudited Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2008 and 2007 and                                     F-4

         Notes to the Unaudited Consolidated Financial Statements                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                5

Item 4. Controls and Procedures                                                                     6

Item 4T.  Controls and Procedures                                                                   6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                8

Item 3.  Defaults Upon Senior Securities - Not Applicable                                           9

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                       9

Item 5.  Other Information - Not Applicable                                                         9

Item 6.  Exhibits                                                                                   9

SIGNATURES                                                                                          10


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

                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                      June 30, 2008              December 31, 2007
                                                                    -------------------    ------------------------------
 ASSETS
Current Assets
Cash                                                                       $   196,270           $   777,171
Accounts Receivable, net                                                        14,645                 3,859
Inventory                                                                       19,136                56,759
Prepaid insurance                                                               26,646                33,766
                                                                    -------------------    ------------------
Total current assets                                                           256,697               871,555

Property & equipment, net of accumulated
  depreciation and amortization                                              2,991,723             3,253,410
Other Assets                                                                   367,249                26,278
                                                                    -------------------    ------------------
TOTAL ASSETS                                                               $ 3,615,669           $ 4,151,243
                                                                    ===================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                           $   376,439           $   194,226
Accounts payable - related parties                                              25,186                     -
Accrued expenses                                                               264,584               191,942
Advances - related parties                                                      10,000                     -
Short term notes payable - related parties                                           -               315,891
                                                                    -------------------    ------------------
Total Current Liabilities                                                      676,209               702,059
                                                                    -------------------    ------------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties                   43,850                     -
Senior secured convertible note - net of discount                              166,632                     -
                                                                    -------------------    ------------------

Total Long Term Liabilities                                                    210,482                     -
                                                                    ------------------     ------------------
Total Liabilities                                                              886,691               702,059
                                                                    -------------------    ------------------

Stockholders' Equity
Common stock, $0.01 par value;  500,000,000  shares  authorized,
47,528,756 and 54,828,756 shares issued and outstanding on
June 30, 2008 and December 31, 2007, respectively                              475,287               548,287
Additional paid-in capital                                                  13,424,292            11,853,153
Accumulated Deficit                                                        (11,170,601)           (8,952,256)
                                                                    -------------------    ------------------
Total Stockholders' Equity                                                   2,728,978             3,449,184
                                                                    -------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 3,615,669           $ 4,151,243
                                                                    ===================    ==================


  See the accompanying notes to the consolidated financial statements.

                                      F-1



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                    Three Months Ended June 30,             Six Months Ended June 30,
                                                     2008                2007                2008               2007
                                                ----------------    ----------------    ----------------   ----------------


Revenue                                              $     (572)        $   137,760          $  348,357         $  137,760
Cost of goods sold                                            -             167,192             251,623            167,192
                                                ----------------    ----------------    ----------------   ----------------
Gross profit                                               (572)            (29,432)             96,734            (29,432)


Operating Expenses
Plant expenses                                          357,591                   -             787,939                  -
Pre-operating plant expenses                                  -              54,541                   -            105,861
General and administrative                              741,474           4,189,541           1,519,939          4,554,845
                                                ----------------    ----------------    ----------------   ----------------
Total Operating Expenses                              1,099,065           4,244,082           2,307,878          4,660,706
                                                ----------------    ----------------    ----------------   ----------------
Loss from operations                                 (1,099,637)         (4,273,514)         (2,211,144)        (4,690,138)
                                                ----------------    ----------------    ----------------   ----------------
Other Income (Expense)
Interest income                                             229                 853               1,311              2,042
Interest expense                                         (6,202)             (9,551)             (8,512)           (17,468)
                                                ----------------    ----------------    ----------------   ----------------
Total Other Income (Expense)                             (5,973)             (8,698)             (7,201)           (15,426)
                                                ----------------    ----------------    ----------------   ----------------
Net Loss                                             (1,105,610)         (4,282,212)         (2,218,345)        (4,705,564)
                                                ================    ================    ================   ================
Per Share Information:
Weighted average number of common
shares outstanding   - Basic and diluted             47,528,756         51,253,770           49,435,545         50,568,071
                                                ================    ================    ================   ================
Net Loss per Share                                   $    (0.02)        $    (0.08)          $    (0.04)        $    (0.09)
                                                ================    ================    ================   ================


See the accompanying notes to the consolidated financial statements.

                                      F-2



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                         For the Period from January 1,
                           2008 through June 30, 2008


                                             Common Stock                Additional
                                                                          Paid-In               Accumulated
                                      Shares            Amount            Capital               Deficit             Totals
                                     ----------------  ---------------  -----------------  ------------------   ---------------
Balance - December 31, 2007               54,828,756        $ 548,287        $11,853,153        $  (8,952,256)      $ 3,449,184
Cancelled shares                          (7,500,000)         (75,000)            75,000                                     -
Shares issued in private
placement for cash                           200,000            2,000             78,000                                80,000
Share based compensation                                                         729,649                               729,649
Debt Discount                                                                    389,519                               389,519
Warrants issued for services                                                     298,971                               298,971
Net loss                                                                                           (2,218,345)       (2,218,345)
                                     ------------------------------------------------------------------------------------------

Balance - June 30, 2008                   47,528,756        $ 475,287        $13,424,292        $ (11,170,601)      $ 2,728,978
                                     ==========================================================================================


See the accompanying notes to the consolidated financial statements.

                                      F-3



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            2008                  2007
                                                                     -------------------    ------------------
Cash Flows from Operating Activities
Net loss                                                                   $ (2,218,345)         $ (4,705,564)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation                                                                    261,687                18,020
Bad debt expense                                                                 29,866                     -
Share based compensation                                                        729,649             3,864,756
Changes in Assets and Liabilities
Accounts receivable                                                             (40,652)              (20,837)
Inventory                                                                        37,623               (54,741)
Prepaid expenses and other current assets                                         7,120                 2,626
Accounts payable                                                                207,399               (64,591)
Accrued expenses                                                                 72,643               201,102
                                                                     -------------------    ------------------
Net Cash Used in Operating Activities                                          (913,010)             (759,229)

Cash Flows used in Investing Activities
Other Assets                                                                    (42,000)                    -
Acquisition of fixed assets                                                           -              (941,160)
                                                                     -------------------    ------------------
Net Cash Used in Investing Activities                                           (42,000)             (941,160)

Cash Flows from Financing Activities
Payment of note payable                                                        (315,891)             (165,000)
Loans from shareholders                                                          10,000               126,813
Stock issued for cash                                                            80,000             1,820,000
Offering costs                                                                        -               (66,500)
Proceeds from convertible notes                                                 600,000                     -
                                                                     -------------------    ------------------
Net Cash Provided (Used) by Financing Activities                                374,109             1,715,313
                                                                     -------------------    ------------------
Net Increase (Decrease) in Cash                                                (580,901)               14,924

Cash and cash equivalents - Beginning of period                                 777,171                19,477
                                                                     -------------------    ------------------
Cash and cash equivalents - End of period                                  $    196,270          $     34,401
                                                                     ===================    ==================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                   $      8,512          $     30,472
                                                                     ===================    ==================
Income Taxes                                                               $          -          $          -
                                                                     ===================    ==================
Non-Cash Transactions - Investing activities:
Warrants issued for services                                               $    298,971          $          -
                                                                     ===================    ==================
Capitalized interest during construction period                            $          -          $     36,953
                                                                     ===================    ==================
Financing activities
Cancellation of common shares                                              $     75,000          $          -
                                                                     ===================    ==================
Note payable converted to stock                                            $          -          $    500,000
                                                                     ===================    ==================


 See the accompanying notes to the consolidated financial statements.

                                      F-4


                             Momentum Biofuels, Inc.
       Notes to the Consolidated Financial Statements As of June 30, 2008
                                   (Unaudited)

Note 1. -Basis of Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

Note 2 - Going Concern

In Momentum's Annual Report on Form 10-KSB for 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Momentum's financial statements for the six months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $11,170,600 at June 30, 2008.
Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Notes Payable to Related Parties





Notes payable as of June 30, 2008 and December 31, 2007 consisted of the following:
                Description                                                                  2008                   2007
------------------------------------------------                                         ---------------        ---------------

Non-interest bearing note payable to Ultimate Investments Corporation, a company
wholly-owned by a shareholder. The note was paid in full in January, 2008.                    $        -       $     315,891

Notes payable originally issued to Richard Robert,  Richard Cilento,  David Fick and J. Paul Consulting.  The interest rate is 10% per annum,  payable quarterly.
These notes are secured by all of the assets and property of Momentum. The notes may be converted  into shares of MMBI's common stock at any time at a conversion price of $0.40 per share. If the notes are prepaid before May 1, 2010,  Momentum will issue the lenders a warrant to Purchase one share of Momentum  common stock for each  $1.00  principal  amount  of the  note.  Momentum  does  not  consider
prepayment likely. The notes mature on May 1, 2013.                                                125,000              -

The loan discount was calculated using the Beneficial  conversion  feature.  The warrants were valued per the Black Scholes method. The assumptions used to value the Warrants included an expected term of 7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using  comparable  company  volatility of 215%, an exercise  price of $0.40 and a stock  price on the date of grant of  $0.50.  The
discount will be amortized over the life of the notes.                                             (81,250)             -
                                                                                              ---------------     ---------------
                                         Total                                               $      43,850     $     315,891
                                                                                              ===============     ==+============

Note 4 - Advances from Related Parties

Non-interest bearing advance from Jeff Ploen, who beneficially owns J. Paul Consulting Corporation. The advance is due upon demand with no maturity date.





Note 5 - Convertible Notes Payable

Notes payable as of June 30, 2008 and December 31, 2007 consisted of the following:

                         Description                                                            2008               2007
                         -----------                                                            ----               ----

Notes  payable  originally  issued to ten lenders.  The interest rate is 10% per annum,  payable  quarterly.  These  notes are  secured  by all of the assets and property of Momentum.  The notes may be converted  into shares of MMBI's  common stock at any time at a  conversion  price of $0.40 per  share.  If the notes are prepaid  before  May 1,  2010,  Momentum  will  issue the  lenders a warrant  to
Purchase one share of Momentum common stock for each $1.00  principal  amount of the note. Momentum does not consider prepayment likely.
The notes mature on May 1, 2013.                                                       $      475,000      $     -

The loan discount was calculated using the Beneficial  conversion  feature.  The warrants were valued per the Black Scholes method. The assumptions used to value the Warrants included an expected term of 7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using  comparable  company  volatility of 215%, an exercise  price of $0.40 and a stock  price on the date of grant of  $0.50.  The
discount will be amortized over the life of the notes.                                      (308,368)            -
                                                                                          ---------------     ---------------
                                                    Total                             $      166,632      $      -
                                                                                          ===============     ==============

In conjunction with the note payable referred to above and in Note 3, a lending agent was paid a placement fee of $42,000. In addition, the agent was issued 600,000 warrants with an exercise price of $0.40. Further explanation of the valuation of the warants is found in Note 8.

Note 6 - Equity Financing

During the six months ended June 30, 2008, Momentum issued 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold at a price of $0.40 per share.

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

Note 7 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.





Option activity for the six months ended June 30, 2008 is as follows:

              Expiration   Exercise
Grant Date    Date         Price      Beginning     Granted      Forfeited    Ending
----------- ------------- ---------- ------------- ---------- ------------ -----------
 04/20/07    04/20/12      $1.00         2,250,000                           2,250,000
 10/15/07    10/15/10      $1.00            50,000                 (50,000)       -
 10/16/07    10/16/12      $1.00         7,000,000              (1,000,000)  6,000,000
 11/01/07    11/01/12      $1.00         1,000,000                           1,000,000
                                      ------------ ---------- ------------- ----------
                                        10,300,000              (1,050,000)  9,250,000
                                      ============ ========== ============= ==========



The weighted average exercise price for all options outstanding as of June 30, 2008 was $1. Note 8 - Warrant Activity Warrants activity for the six months ended June 30, 2008 is as follows:

              Expiration   Exercise
 Grant Date   Date         Price       Beginning      Granted     Exercised    Ending
------------ ------------ ----------- -------------- ---------- ---------- ------------
 06/27/2006   06/27/2016   $1.00          100,000 (1)                           100,000
 11/30/2006   11/30/2016   $1.00           10,000 (2)                            10,000
 12/31/2006   12/31/2016   $1.00           10,000 (2)                            10,000
 01/31/2007   01/31/2017   $1.00           10,000 (3)                            10,000
 02/01/2007   02/01/2012   $1.00            2,000 (3)                             2,000
 08/31/2007   08/31/2009   $1.00        1,000,000 (4)                         1,000,000
 10/04/2007   10/04/2009   $1.00          150,000 (5)                           150,000
 06/25/2008   06/25/2015   $0.40                  (6)    300,000                300,000
 06/25/2008   06/25/2015   $0.40                  (7)    600,000                600,000
                                      --------------- ---------- ---------- -----------
                                      $ 1,282,000        900,000            $ 2,182,000
                                      =============== ========== ========== ===========

The weighted average exercise price for all warrants outstanding as of June 30, 2008 was $1.

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

(6) Momentum calculated the fair value of these warrants at $149,624 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50. The relative fair value of these warrants was combined with the value of the beneficial conversion feature of the convertible notes described in Note 9, and recorded as a discount on the notes.

(7) Momentum calculated the fair value of these warrants at $298,971 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended June 30, 2008 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

RESULTS OF OPERATIONS

Results of Operations For Three Months Ended June 30, 2008 Compared To The Three Months Ended June 30, 2007 The Company recognized revenue of $(572) for the three months ending June 30, 2008 compared to $137,760 of revenue during the three months ended June 30, 2007. During the three months ended June 30, 2008 there were no cost of sales compared to $167,192 for the three months ended June 30, 2007.

During the three months ended June 30, 2008, the Company incurred total expenses of $1,099,065 compared to $4,244,082 during the three months ended June 30, 2007. Included in the total expenses for the three months ended June 30, 2008 are share based compensation costs of $394,395 compared to $3,864,756 for the three months ended June 30, 2007. The increase in total expenses, net of the share based compensation of $325,344 is a result of the increased operations of the Company during the three months ended June 30, 2008. Total expenses during the six months ended June 30, 2008 included, $357,591 in plant expenses and $741,474 in general and administrative expenses.

During the three months ended June 30, 2008, the Company recognized a net loss of $1,105,610 compared with a net loss of $4,282,212 for the three months ending June 30, 2007. The decrease of $3,176,602 was due primarily to decrease in share based compensation and increases in plant operations and general and administrative expenses, as discussed above. The net loss per share for the three months ended June 30, 2008, was $0.02 per share compared to a net loss per share of $0.08 for the three months ending June 30, 2007.

Results of Operations For The Six Months Ended June 30, 2008 Compared To The Six Months Ended June 30, 2007

The Company recognized revenue of $348,357 for the six months ending June 30, 2008 compared to $137,760 of revenue during the six months ended June 30, 2007. The Company's revenues were from its activities in processing and sale of its biodiesel product. During the six months ended June 30, 2008, the Company incurred cost of goods sold of $251,623, resulting in a gross profit of $96,734 compared to $167,192 in cost of goods sold, resulting in a gross loss of $29,432 for the six months ended June 30, 2007.

During the six months ended June 30, 2008, the Company incurred total expenses of $2,307,878 compared to $4,660,706 during the six months ended June 30, 2007. Included in the total expenses for the six months ended June 30, 2008 are share based compensation costs of $729,649 compared to $3,864,756 for the six months ended June 30, 2007. The increase in total expenses, net of the share based compensation of $782,279 is a result of the increased operations of the Company during the six months ended June 30, 2008. Total expenses during the six months ended June 30, 2008 included, $787,940 in plant expenses and $1,519,939 in general and administrative expenses.

During the six months ended June 30, 2008, the Company recognized a net loss of $2,218,345 compared with a net loss of $4,705,564 for the six months ending June 30, 2007. The decrease of $2,478,219 was due primarily to decrease in share based compensation and increases in plant operations and general and administrative expenses, as discussed above. The net loss per share for the six months ended June 30, 2008, was $0.04 per share compared to a net loss per share of $0.09 for the six months ending June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had $196,270 in cash and $3,419,399 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash used in operating activities during the six months ended June 30, 2008 was $913,011. During the six months ended June 30, 2007, the Company used net cash of $759,229 in operating activities. During the six months ended June 30, 2008, net losses of $2,218,345 were adjusted for non-cash items that included $261,687 in depreciation and amortization expense and $729,649 in share based compensation. During the six months ended June 30, 2007, net losses of $4,705,564 were adjusted for the non-cash item of $18,020 in depreciation and amortization expense and $3,864,756 in share based compensation.

During the six months ended June 30, 2008, the Company used $42,000 in cash from its investing activities. During the six months ended June 30, 2007, the Company used $941,160 from its investing activities.

Net cash received by financing activities during the six months ended June 30, 2008 was $374,109. During the six months ended June 30, 2007, the Company received funds of $1,715,313 from its financing activities.

On March 7, 2008, Momentum initiated a private placement of 8,000,000 shares of common stock at a price of $0.40 per share. During the six months ended June 30, 2008, the Company sold 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold for $0.40 per share.

On January 11, 2008, the Company made final payment on the outstanding $400,000 promissory note held by Ultimate Investment Corp ("Ultimate"). The promissory note had an issue date of June 30, 2006 and had been accruing interest at a rate of 12% per annum, at the default rate. The final payment was $319,792, cash, including accrued interest of $3,901.

On June 25, 2008,  the Company  closed  $600,000 of Senior  Secured  Convertible
Debt. The notes are held by fourteen different lenders, four of which are related parties. The note has an issue date of June 25, 2008 and accrues interest at 10% per annum, payable quarterly. Note holders may at any time convert the balance of the note into common shares at a conversion price of $0.40. The notes mature on May 1, 2013.

In addition to the Convertible Notes, the Company has issued Investor Warrants exercisable for a total of 300,000 shares of the Company's common stock. The warrants have an exercise price of $0.40 per share and a term of 7 years. The warrants provide for cashless exercise and have piggy back registration rights.

The Company issued 1 warrant for each $1.00 note sold, to the Placement Agent, in total 600,000 were issued to the Agent. The warrants have an exercise price of $0.40 per share and a term of 7 years. The warrants provide for cashless exercise and have piggy back registration rights.

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in the Annual Report on Form 10-K. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company: o revenue recognition; o value of long-lived assets; o inventories; and o income taxes. REVENUE RECOGNITION The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

INVENTORIES

Inventories are stated at the lower of average cost basis or market. Abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials are recognized as current period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facility.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of June 30, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended June 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting was carried out by our Chief Financial Officer, and we did not have an audit committee established until October 12, 2007. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended June 30, 2008. Remediation of Material Weakness As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. We are in the process of analyzing our processes for all business units and the establishment of formal policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we are evaluating the necessary steps to improve our controls over financial reporting and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and June 30, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

The aggregate costs of remediation are unknown at this time.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from May 1, 2008 through June 30, 2008.

Date of Sale  Title of       No. of Shares            Consideration    Class of Purchaser
             Securities
--------------------------------------------------------------------------------------------------------------------
6/25/08  Convertible Notes  1,500,000                $600,000          Business Associate
6/25/08  Warrants             300,000                $600,000          Business Associate
6/25/08  Warrants             600,000                $600,000          Business Associate

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



                                           MOMENTUM BIOFUELS, INC.
                                              (The Registrant)


Date:  August 19, 2008               By: /s/ Gregory A. Enders
                                         ---------------------
                                             Gregory A. Enders,
                                             President, Chief Executive Officer,
                                             and Principal Accounting Officer