Form 10-Q
period 2008-09-30
MOMENTUM BIOFUELS, INC.
filed 2008-11-19
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________________ to ________________

                        Commission file number 000-50619
                        --------------------------------

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

As of October 31, 2008, there were 47,724,444 shares of the registrant's sole class of common shares outstanding.

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






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                 Page
                                                                                                ----

         Consolidated Balance Sheets -September 30, 2008 (Unaudited) and
                           December 31, 2007(Audited)                                             F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three and Nine months ended September 30, 2008 and 2007                         F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unudited) September 30, 2008                                                  F-3

         Consolidated  Statements  of  Cash  Flows  (Unaudited)  - Nine
                  months ended September 30, 2008 and 2007 and                                    F-4

         Notes to the Unaudited Consolidated Financial Statements                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                5

Item 4. Controls and Procedures                                                                     6

Item 4T.  Controls and Procedures                                                                   6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                         8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                8

Item 3.  Defaults Upon Senior Securities - Not Applicable                                           8

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                       8

Item 5.  Other Information - Not Applicable                                                         8

Item 6.  Exhibits                                                                                   8

SIGNATURES                                                                                          9




                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                    September 30, 2008   December 31, 2007
                                                                   ------------------   ------------------
                                                                      (Unaudited)           (Audited)
ASSETS
Current Assets
Cash                                                                           $ 831            $ 777,171
Accounts Receivable, net                                                         750                3,859
Inventory                                                                      2,239               56,759
Prepaid insurance                                                             11,020               33,766
                                                                   ------------------   ------------------
     Total current assets                                                     14,840              871,555

Property & equipment, net of accumulated depreciation
   and amortization                                                        2,882,225            3,253,410
Other Assets                                                                 344,518               26,278
                                                                   ------------------   ------------------
TOTAL ASSETS                                                             $ 3,241,583          $ 4,151,243
                                                                   ==================   ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                           $ 434,892            $ 194,226
Accounts payable - related parties                                            34,052                    -
Accrued expenses                                                             347,431              191,942
Advances - related parties                                                    10,000                    -
Short term notes payable - related parties                                         -              315,891
                                                                   ------------------   ------------------
      Total Current Liabilities                                              826,375              702,059
                                                                   ------------------   ------------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties                 49,262                    -
Senior secured convertible note - net of discount                            187,188                    -
                                                                   ------------------   ------------------
Total Long Term Liabilities                                                  236,450                    -
                                                                   ------------------   ------------------
Total Liabilities                                                          1,062,825              702,059
                                                                   ------------------   ------------------
Stockholders' Equity
     Common stock, $0.01 par value; 500,000,000  shares authorized,
     47,724,444 and 54,828,756 shares issued and outstanding
     on September 30, 2008 and December 31, 2007, respectively               477,244              548,287
Additional paid-in capital                                                13,905,087           11,853,153
Accumulated Deficit                                                      (12,203,573)          (8,952,256)
                                                                   ------------------   ------------------
Total Stockholders' Equity                                                 2,178,758            3,449,184
                                                                   ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 3,241,583          $ 4,151,243
                                                                   ==================   ==================

  See the accompanying notes to the consolidated financial statements.


                                      F-1



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                      Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                     2008                2007                2008               2007
                                                ----------------    ----------------    ----------------   ----------------
Revenue                                                $ 37,594           $ 389,697           $ 385,951          $ 487,486
Cost of goods sold                                        4,642             434,313             256,265            561,534
                                                ----------------    ----------------    ----------------   ----------------
Gross profit                                             32,952             (44,616)            129,686            (74,048)


Operating Expenses
Plant expenses                                          314,898             379,564           1,102,838            485,426
General and administrative                              710,882           2,095,565           2,230,821          6,650,409
                                                ----------------    ----------------    ----------------   ----------------
Total Operating Expenses                              1,025,780           2,475,129           3,333,659          7,135,835
                                                ----------------    ----------------    ----------------   ----------------
Loss from operations                                   (992,828)         (2,519,745)         (3,203,973)        (7,209,883)
                                                ----------------    ----------------    ----------------   ----------------
Other Income (Expense)
Interest income                                               -               8,913               1,311             10,954
Interest expense                                        (43,705)            (24,666)            (48,655)           (42,133)
                                                ----------------    ----------------    ----------------   ----------------
Total Other Income (Expense)                            (43,705)            (15,753)            (47,344)           (31,179)
                                                ----------------    ----------------    ----------------   ----------------
Net Loss                                            $(1,036,533)        $(2,535,498)        $(3,251,317)       $(7,241,062)
                                                ================    ================    ================   ================
Per Share Information:
Weighted average number of common
   shares outstanding - Basic and diluted            47,500,965          52,791,432          49,407,753         51,315,424
                                                ================    ================    ================   ================
Net Loss per Share                                      $ (0.02)            $ (0.05)            $ (0.07)           $ (0.14)
                                                ================    ================    ================   ================



See the accompanying notes to the consolidated financial statements.

                                      F-2



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
         For the Period from January 1, 2008 through September 30, 2008
                                  (Unaudited)



                                            Common Stock                 Additional      Accumulated Deficit
                                      Shares            Amount             Paid-In                                  Totals
                                                                           Capital
                                     ----------------  ---------------  -----------------  ------------------   ---------------

Balance - December 31, 2007               54,828,756        $ 548,287        $11,853,153        $ (8,952,256)      $ 3,449,184
Cancelled shares                          (7,500,000)         (75,000)            75,000                   -                 -
Shares issued in private
placement for cash                           200,000            2,000             78,000                   -            80,000
Share based compensation                     195,688            1,957          1,210,445                   -         1,212,402
Debt Discount                                      -                -            389,518                   -           389,518
Warrants issued for services                       -                -            298,971                   -           298,971
Net loss                                           -                -                  -          (3,251,317)       (3,251,317)
                                     ------------------------------------------------------------------------------------------
Balance - September 30, 2008              47,724,444        $ 477,244        $13,905,087       $ (12,203,573)      $ 2,178,758
                                     ==========================================================================================

See the accompanying notes to the consolidated financial statements.

                                      F-3



                     MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                         Nine Months Ended September 30,
                                                                            2008                  2007
                                                                     -------------------    ------------------

Cash Flows from Operating Activities
Net loss                                                                   $ (3,251,317)         $ (7,241,062)
Adjustments to reconcile net loss to cash used in
   operating activities:
Depreciation                                                                    393,458               146,688
Bad debt expense                                                                 29,866                     -
Deferred loan cost expense                                                       22,731                     -
Interest expense - amortization of debt discount                                 25,968                     -
Share based compensation                                                      1,124,044             5,676,109
Shares issued for service                                                        88,358                     -
Changes in Assets and Liabilities
Accounts receivable                                                             (26,757)              (49,686)
Inventory                                                                        54,520               (31,671)
Prepaid expenses and other current assets                                        22,746               (16,156)
Accounts payable                                                                274,718              (418,572)
Accrued expenses                                                                155,490               129,514
                                                                     -------------------    ------------------
Net Cash Used in Operating Activities                                        (1,086,175)           (1,804,836)

Cash Flows used in Investing Activities
Other Assets                                                                    (42,000)                    -
Acquisition of fixed assets                                                     (22,274)             (945,184)
                                                                     -------------------    ------------------
Net Cash Used in Investing Activities                                           (64,274)             (945,184)

Cash Flows from Financing Activities
Payment of note payable                                                        (315,891)             (230,556)
Loans from shareholders                                                          10,000                67,736
Stock issued for cash                                                            80,000             5,111,500
Offering costs                                                                        -               (90,863)
Proceeds from convertible notes                                                 600,000                     -
                                                                     -------------------    ------------------
Net Cash Provided by Financing Activities                                       374,109             4,857,817
                                                                     -------------------    ------------------

Net (Decrease) increase in Cash                                                (776,340)            2,107,797

Cash and cash equivalents - Beginning of period                                 777,171                19,477
                                                                     -------------------    ------------------
Cash and cash equivalents - End of period                                         $ 831           $ 2,127,274
                                                                     ===================    ==================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                       $ 12,661              $ 40,403
                                                                     ===================    ==================
Income Taxes                                                                        $ -                   $ -
                                                                     ===================    ==================
Non-Cash Transactions - Investing activities:
Warrants issued for services                                                  $ 298,971                   $ -
                                                                     ===================    ==================
Capitalized interest during construction period                                     $ -              $ 36,953
                                                                     ===================    ==================
Financing activities
Cancellation of common shares                                                  $ 75,000                   $ -
                                                                     ===================    ==================
Note payable converted to stock                                                     $ -             $ 500,000
                                                                     ===================    ==================

 See the accompanying notes to the consolidated financial statements.

                                      F-4


                             Momentum Biofuels, Inc.
                 Notes to the Consolidated Financial Statements
                            As of September 30, 2008
                                   (Unaudited)

Note 1. -Basis of Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc. (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

Note 2 - Going Concern

In Momentum's Annual Report on Form 10-KSB for 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Momentum's financial statements for the nine months ended
September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $12,203,573 at September 30, 2008.

Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Notes Payable to Related Parties

Notes payable as of September 30, 2008 and December 31, 2007 consisted of the following:

                Description                                 2008               2007
------------------------------------------------      ---------------     ---------------

Non-interest bearing note payable to Ultimate
Investments Corporation, a company wholly-owned
by a shareholder. The note was paid in full in
January, 2008.                                        $         -         $     315,891

Notes payable originally issued to Richard Robert,
Richard Cilento,  David Fick and J. Paul Consulting.
The interest rate is 10% per annum,  payable quarterly.
These notes are secured by all of the assets and
property of Momentum. The notes may be converted  into
shares of MMBI's common stock at any time at a
conversion price of $0.40 per share. If the notes are
prepaid before May 1, 2010,  Momentum will issue the
lenders a warrant to Purchase one share of Momentum
common stock for each  $1.00  principal  amount  of
the  note.  Momentum  does  not  consider prepayment
likely. The notes mature on May 1, 2013.                   125,000

The loan discount was calculated using the Beneficial
conversion  feature.  The warrants were valued per the
Black Scholes method. The assumptions used to value
the Warrants included an expected term of 7 years, a
risk-free  interest rate of 3.78%,  expected  volatility
using  comparable  company  volatility of 215%, an
exercise  price of $0.40 and a stock  price on the
date of grant of  $0.50.  The discount will
be amortized over the life of the notes.                   (75,738)                 -


                                                     ---------------     ---------------
  Total                                                  $  49,262         $    315,891
                                                     ===============      ==============

Note 4 - Advances from Related Parties

During the nine months ended September 30, 2008, a director of the Company, Jeffery Ploen, who beneficially owns J. Paul Consulting Corporation, advanced the Company funds of $34,052. The advance is non-interesting bearing and is due upon demand.

Note 5 - Convertible Notes Payable

Notes payable as of September 30, 2008 and December 31, 2007 consisted of the following:


                Description                                 2008               2007
------------------------------------------------      ---------------     ---------------

Notes  payable  originally  issued to ten lenders.
The interest rate is 10% per annum,  payable
quarterly.  These  notes are  secured  by all of
the assets and property of Momentum.  The notes may
be converted  into shares of MMBI's  common
stock at any time at a  conversion  price of $0.40
per  share.  If the notes are prepaid  before  May 1,
2010,  Momentum  will  issue the  lenders a warrant  to
Purchase one share of Momentum common stock for each
$1.00  principal  amount of the note. Momentum does
not consider prepayment likely. The notes mature
on May 1, 2013.                                        $      475,000      $           -

The loan discount was calculated using the Beneficial
conversion  feature.  The warrants were valued per the
Black Scholes method. The assumptions used to value
The Warrants included an expected term of 7 years,
a risk-free  interest rate of 3.78%,  expected
volatility  using  comparable  company  volatility
of 215%, an exercise  price of $0.40 and a stock
price on the date of grant of  $0.50.  The
discount will be amortized over the life of the notes.       (287,812)

                                                       ---------------     --------------
  Total                                                $      187,188      $           -
                                                       ===============     ==============

In conjunction with the notes payable referred to above and in Note 3, a lending agent was paid a placement fee of $42,000. In addition the agent was issued 600,000 warrants with an exercise price of $0.40. Further explanation of the valuation of the warrants is found in Note 8.

Note 6 - Equity Financing

During the nine months ended September 30, 2008, Momentum issued 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold at a price of $0.40 per share. On February 12, 2008, the Board of Directors of Momentum voted to cancel the shares of the common stock held by the Momentum Employees & Consultant Trust. The Momentum Employees & Consultant Trust held 7,500,000 shares of restricted common stock. The shares were previously controlled by Charles Phillips, a shareholder and former director of Momentum, and the shares were cancelled with his consent.

Note 7 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants. Option activity for the nine months ended September 30, 2008 is as follows:

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
                                      ============ ========== ============= ==========

The weighted average exercise price for all options  outstanding as of September
30, 2008 was $1.00.




Note 8 - Warrant Activity

Warrants activity for the nine months ended September 30, 2008 is as follows:

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
                                      =============== ========== ========== ===========

The weighted average exercise price for all warrants outstanding as of September 30, 2008 was $1. (1) Momentum calculated the relative fair value of these warrants at $162,822 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 10 years, a risk-free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.65.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended September 30, 2008 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other  factors  over which we have  little or no  control.

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

Our initial plant in LaPorte, Texas, has been completed and is currently in limited production. The Company's initial focus will be on efficiently operating the LaPorte plant at its planned capacity and on sales of our product. Our marketing strategy will focus on wholesale distribution to fuel jobbers, corporate fleets and government users. We will also use established alternative fuel brokers where appropriate.

RESULTS OF OPERATIONS

Results of Operations For Three Months Ended September 30, 2008 Compared To The Three Months Ended September 30, 2007

The Company recognized revenue of $37,594 for the three months ending September 30, 2008, compared to $389,697 of revenue during the three months ended September 30, 2007.

During the three months ended September 30, 2008, the Company incurred $4,642 in cost of sales, resulting in a gross profit of $32,952 compared to $434,313 in cost of goods sold; resulting in a gross loss of $44,616 for the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company incurred operating expenses of $1,025,780 compared to $2,475,129 during the three months ended September 30, 2007. Operating expenses during the three months ended September 30, 2008 included, $314,898 in plant expenses and $710,882 in general and administrative expenses, compared to $379,564 in plant expenses and $2,095,565 in administrative expenses for the three months ended September 30, 2007. Included in the general and administrative expenses for the three months ended September 30, 2008 is $394,395 for executive stock options. Included in the general and administrative expenses for the three months ended September 30, 2007 was $794,878 of expenses for executive stock options. In addition, included in the general and administrative expenses for the three months ended September 30, 2007 were $547,579 relating to the warrants awarded to TES Energy Development, LLC and $450,000 relating to stock provided to members of the Board of Directors as compensation.

During the three months ended September 30, 2008, the Company incurred net interest expense of $43,705, compared to $15,753 for the three months ended September 30, 2007.

During the three months ended September 30, 2008, the Company recognized a net loss of $1,036,533 compared with a net loss of $2,535,498 for the three months ended September 30, 2007. The decrease of $1,498,965 was due primarily to decrease in warrant expense, Board of Director compensation and share based compensation, as discussed above. The net loss per share for the three months ended September 30, 2008, was $0.02 per share compared to a net loss per share of $0.05 for the three months ending September 30, 2007.

Results of Operations For The Nine Months Ended September 30, 2008 Compared To The Nine Months Ended September 30, 2007

The Company recognized revenue of $385,951 for the nine months ending September 30, 2008, compared to $487,486 of revenue during the nine months ended September 30, 2007. The Company's revenues were from its activities in processing and sale of its biodiesel product. During the nine months ended September 30, 2008, the Company incurred cost of goods sold of $256,265, resulting in a gross profit of $129,686 compared to $561,534 in cost of goods sold; resulting in a gross loss of $74,048 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, the Company incurred operating expenses of $3,333,659 compared to $7,135,835 during the nine months ended September 30, 2007. Included in the operating expenses for the nine months ended September 30, 2008 are share based compensation costs of $1,124,044 compared to $4,659,635 for the nine months ended September 30, 2007. The increase in total expenses, net of the share based compensation of $266,585 is a result of the increased operations of the Company during the nine months ended September 30, 2008. Total expenses during the nine months ended September 30, 2008 included, $1,102,838 in plant expenses and $2,230,821 in general and administrative expenses.

During the nine months ended September 30, 2008, the Company recognized a net loss of $3,251,317 compared with a net loss of $7,241,062 for the nine months ending September 30, 2007. The decrease of $3,989,745 was due primarily to decrease in share based compensation and increases in plant operations and general and administrative expenses, as discussed above. The net loss per share for the nine months ended September 30, 2008, was $0.07 per share compared to a net loss per share of $0.14 for the nine months ending September 30, 2007.

LIQUIDITY  AND CAPITAL RESOURCES

At September 30, 2008, the Company had $831 in cash and $3,240,752 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash used in operating activities during the nine months ended September 30, 2008 was $1,086,175. During the nine months ended September 30, 2007, the Company used net cash of $1,804,836 in operating activities. During the nine months ended September 30, 2008, net losses of $3,251,317 were adjusted for non-cash items that included $393,458 in depreciation and amortization expense and $1,124,044 in share based compensation. During the nine months ended September 30, 2007, net losses of $7,241,062 were adjusted for the non-cash items of $146,688 in depreciation and amortization expense and $5,676,109 in share based compensation.

During the nine months ended September 30, 2008, the Company used $64,274 in cash in its investing activities. During the nine months ended September 30, 2007, the Company used $945,184 in its investing activities.

Net cash received by financing activities during the nine months ended September 30, 2008 was $374,109. During the nine months ended September 30, 2007, the Company received funds of $4,857,817 from its financing activities.

On March 7, 2008, Momentum initiated a private placement of 8,000,000 shares of common stock at a price of $0.40 per share. During the nine months ended September 30, 2008, the Company sold 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold for $0.40 per share.

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

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital. Management cannot make any assurances it will be able to complete such a transaction.

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

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of September 30, 2008.

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

ITEM  4T.  CONTROLS  AND  PROCEDURES

Management's  Quarterly  Report on Internal  Control over  Financial  Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended September 30, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. All of our financial reporting was carried out by our Chief Financial Officer, and we did not have an audit committee established until October 12, 2007. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended September 30, 2008.

Remediation of Material  Weakness

As discussed
in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. We have analyzed our processes for all business units and the established policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we have evaluated the necessary steps to improve our controls over financial reporting and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007 and September 30, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

The aggregate costs of remediation are unknown at this time.

Changes in Internal  Control  Over  Financial  Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from July 1, 2008 through September 30, 2008.

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



                             MOMENTUM BIOFUELS, INC.
                                (The Registrant)


Date:  November 14, 2008            By: /s/ Gregory A. Enders
                                        ---------------------
                                            Gregory A. Enders,

                                President, Chief Executive Officer,
                                and Principal Accounting Officer