Form 10-K
period 2008-12-31
MOMENTUM BIOFUELS, INC.
filed 2009-04-15
CIK 813718

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K
                                    ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-50619

                             MOMENTUM BIOFUELS, INC.
                             -----------------------

             (Exact name of registrant as specified in its charter)


            Colorado                                         84-1069035
----------------------------------                     ----------------------
 State or other jurisdiction of                            I.R.S. Employer
  incorporation or organization                            Identification No.

                      4700 New West Dr. Pasadena, TX 77507
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number,including area code: (281) 334-5161

           Securities registered pursuant toSection 12(b) of the Act:

 Title of each class registered                         Name of each exchange
                                                         on which registered
----------------------------------                     ------------------------
         Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

-------------------------------------------------------------------------------
Large accelerated filer     [___]          Accelerated filer               [___]
------------------------------------------------------------------------------
Non-accelerated filer       [___]          Smaller reporting company       [_X_]
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $3,584,889.

There were 47,724,444 shares outstanding of the registrant's Common Stock as of April 6, 2009.






                                TABLE OF CONTENTS                                                      Page
                                                                                                       ----
                                                   PART I

ITEM 1                  Business                                                                         1
ITEM 1 A.               Risk Factors                                                                     7
ITEM 1 B.               Unresolved Staff Comments                                                       17
ITEM 2                  Properties                                                                      17
ITEM 3                  Legal Proceedings                                                               17
ITEM 4                  Submission of Matters to a Vote of Security Holders                             17

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and
                        Issuer Purchases of Equity Securities                                           18
ITEM 6                  Selected Financial Data                                                         20
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      20
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      24
ITEM 8                  Financial Statements and Supplementary Data                                     25
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      25
ITEM 9 A.               Controls and Procedures                                                         25
ITEM 9 A(T).            Controls and Procedures                                                         26
ITEM 9B                 Other Information                                                               26

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         27
ITEM 11                 Executive Compensation                                                          29
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                             33
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       34
ITEM 14                 Principal Accounting Fees and Services                                          36

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         36

SIGNATURES                                                                                              37


Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS
----------------


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Momentum," or the "Company" are to Momentum BioFuels, Inc.

HISTORY OF MOMENTUM BIOFUELS, INC.
----------------------------------

Momentum BioFuels, Inc. was incorporated on January 29, 1987, in the state of Colorado, as Tonga Capital Corporation and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant.

On November 1, 2007, we changed our name from Tonga Capital Corporation to Momentum Biofuels, Inc. As result of the name change, our trading symbol was changed from TGCP.OB to MMBF.OB.

We maintain a website at www.momentumbiofuels.com, which is not incorporated in and is not a part of this report.

COMPANY OVERVIEW
----------------

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

Since June 30, 2006, we have focused our business efforts on the construction of a biodiesel production facility located in LaPorte, Texas. Construction on the production facility was completed during the quarter ended June 30, 2007 and at that time we had the capability to produce biodiesel and sell product. We estimate that the production facility is capable of producing 1,667,000 gallons per month (approximately 20,000,000 gallons per year).

The production facility also includes production facility administration offices and laboratory space. All other administrative and sales formerly conducted at the League City offices were moved to the plant for productivity and expense reductions. The Company does have to make some improvements to the production facility as mandated by local municipalities in order to comply with evolving fire code ordinances and safety considerations.

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

Industry Overview

The market awareness for biodiesel and alternative fuels is growing at a rapid pace due, in part, to fluctuations in petroleum prices, the continued
availability of government subsidies and federal regulations. In 2002, approximately 15 million gallons of biodiesel were produced in the United States. Production increased from 25 million gallons in 2003 to 200 million gallons in 2006. In 2007, the U.S. biodiesel industry produced nearly 500 million gallons of high quality, clean burning, sulfur free biodiesel, an increase of 150%. The National Biodiesel Board ("NBB") has estimated that the number of consumer biodiesel stations rose nearly 50% last year to 200 biodiesel stations. The Company believes that biodiesel will be further integrated into the existing petroleum-delivery infrastructure as more terminals begin to carry it. Terminals currently carrying biodiesel are located in Kansas, Texas, Alabama, Georgia, Minnesota, Indiana, Wisconsin and Iowa. Recently, a major pipeline company announced that it intends to invest $100 million in a biodiesel storage facility located within close proximity to the Company's LaPorte plant. The Company believes that this is further evidence that the demand for biodiesel is increasing.

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

Product Development

The primary product that the Company produces is pure biodiesel (B-100). The Company also sells the glycerin that is produced as a by-product of the biodiesel manufacturing process. Glycerin is a primary component used in the manufacturing of soap and other products. While the Company is also committed to providing other alternative fuels in the future, at this time, the Company may at some later date produce and market products other than B-100 and glycerin.

Momentum has successfully, completed plant construction and plant acceptance testing, allowing management to be positioned to sell biodiesel to distributors, jobbers, local and governmental fleets located throughout Texas. The Company intends to concentrate on building a market presence in Texas through the sale of B-100.

The Company continues the process of establishing relationships with distributors in Texas and with national distributors interested in purchasing biodiesel. In addition to marketing to local distributors, the Company intends to directly market its product to government fleets and metropolitan public transport fleets.

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

Cost/Price of Product

Momentum forecasts the price of its biodiesel as of December 31, 2008 at $2.95 per gallon and the price of its biodiesel by-products at $0.10 per gallon. These prices represent estimates used when forecasting sales and are subject to change depending on market conditions. B-100, on average, costs about $1.00 more per gallon than the petroleum diesel spot price because of the costs of the vegetable oil or animal fats used in production. Momentum believes that strong demand exists despite the added cost, due to the need of users to meet the requirements of the Energy Policy Act, EPA regulations, the recent $1.00 tax incentive for blenders of biodiesel and the added benefits that biodiesel has over petroleum-based diesel. Pricing for additional products being contemplated by the company will be determined at the time such products are produced. It is management's opinion that these products will be at a higher profit margin to the Company than straight B100.

Momentum estimates the current cost of raw materials necessary to produce one gallon of biodiesel to be approximately $2.75. Momentum anticipates that earnings potential will improve as we bring the La Porte Plant into full production status and bring additional plants and revenue generating derivatives online, however, increases in commodities prices could raise production costs to the point of unprofitability.

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

Competition

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

Tolling and Off-Take Agreements

In addition to the above mentioned marketing opportunities, Momentum will actively pursue tolling and off-take opportunities to reduce its exposure to commodity prices and to lock-up margins on finished product. Under a tolling agreement, Momentum is provided with feedstock and on occasion other chemicals required to produce biodiesel. Momentum is then paid a set amount for each gallon of product produced. The product is then turned over to the tolling partner for distribution. These types of arrangements can be beneficial for young companies like Momentum who have the processing capabilities and want to utilize their capital for expansion instead of tying it up in raw materials inventory.

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

Company Sponsored Research and Development.
-------------------------------------------

Momentum is not currently conducting any research.

Number of Persons Employed.
--------------------------

As of March 1, 2009, we had no paid employees. Our Chief Executive Officer with the assistance of 2 other individuals provide services to the Company.

ITEM 1A. RISK FACTORS
---------------------

                                  Risk Factors

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

MOMENTUM'S OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY THE COMPANY WHICH COULD BE DETRIMENTAL TO THE BUSINESS.

Momentum's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts including time and efforts involved in participation with such other business entities. Each officer and director of Momentum's business is engaged in business activities outside of Momentum's business, and the amount of time they devote as Officers and Directors to Momentum's business will be up to 40 hours per week.

Momentum does not know of any reason other than outside business interests that would prevent them from devoting full-time to Momentum, when the business may demand such full-time.


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

MOMENTUM'S ABILITY TO OPERATE AT A PROFIT IS LARGELY DEPENDENT ON MARKET PRICES FOR BIODIESEL.

Results of operations and financial condition will be significantly affected by the selling price of biodiesel and related by-products. Price and supply are subject to and determined by market forces over which neither the Company nor Momentum has control. Revenues will be heavily dependent on the market prices for biodiesel. The NBB has estimated that in 2007 biodiesel production capacity was 864 million gallons per year, but only 200 million gallons were being produced. The NBB also suggests that there is over 1.7 billion gallons of capacity planned or under construction. Though large, this total planned capacity represents only 4% of the 2007 U.S. diesel fuel consumption of 60 Billion gallons. If this total production capacity comes on-line, there can be no assurances that demand will rise to meet the increase in supply. Further, increased production of biodiesel may lead to lower prices which could significantly reduce the value of the Company.

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

MOMENTUM'S BUSINESS IS SENSITIVE TO FEEDSTOCK PRICES, WHICH COULD INCREASE PRODUCTION COSTS AND DECREASE REVENUES.

The main ingredient that will be used to produce biodiesel is soybean oil. The cost of soybean oil represents approximately 85% of the cost of biodiesel production. Soybean oil is an international commodity, the prices for which are subject to the international agricultural market. Changes in the price of soybean oil can significantly affect our business. The price of soybean oil varies dramatically from month to month and year to year based on complex factors at play in the world soybean oil market. The price of soybean oil has fluctuated between $0.16 and $0.65 per pound over the last 3 years. Increased biodiesel production may also lead to an increase in the price of feedstock. Rising feedstock prices may produce lower profit margins. Soybean prices may also be affected by other market sectors, because soybeans are comprised of 80% meal used for feed and only 20% oil. Because there is little or no correlation between the price of feedstock and the price of biodiesel, we cannot pass along increased feedstock prices to our biodiesel customers. There is no guarantee that we will be successful in controlling costs of soybean oil. Adverse pricing in the world market may have an adverse affect on our profitability or ability to continue as a going concern. While management is committed to testing its process with other feedstock (i.e. sunflower oil, palm oil, rapeseed oil, and chicken or beef tallow), there is no guarantee that the use of these feed stocks will result in increased profit margins for the Company. As a result, the inability to control feedstock prices may result in decreased profits or the inability to produce biodiesel at a profit.

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

RELIANCE UPON THIRD-PARTIES FOR RAW MATERIAL SUPPLY MAY HINDER MOMENTUM'S ABILITY TO PROFITABLY PRODUCE BIODIESEL.

In addition to being dependent upon the availability and price of feedstock and chemical supplies, Momentum will be dependent on relationships with third parties, including feedstock suppliers. Momentum must be successful in establishing feedstock agreements with third parties. Although Momentum is in discussions with several feedstock suppliers and has purchased feedstock for minimal production under several tolling agreements, it has no binding commitments from anyone to supply its feedstock long-term. Assuming that Momentum can formalize feedstock purchase contracts, those suppliers could still interrupt Momentum's supply by not meeting their obligations under the contracts. If, because of market conditions, Momentum is forced into a competitive environment for procurement of raw soy oil, animal fats and other feedstock or Momentum is unable to obtain adequate quantities of feedstock at economical prices, Momentum's business model could be unsustainable resulting in a significant reduction in the value of the Securities.

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

MOMENTUM WILL COMPETE FOR RAW MATERIALS FOR WHICH MANY OTHER MATURE INDUSTRIES ALSO COMPETE.

In order for Momentum to produce biodiesel, it must have a continuing supply of soy oil, vegetable fat sources, and animal fats from which to make our product. Momentum will compete for raw materials with other industries that also have a need for those materials. If Momentum cannot compete successfully to acquire raw materials, Momentum will have to secure tolling agreements, reduce production or increase the cost of production, thereby affecting the overall profitability.

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

LOSS OF FAVORABLE TAX AND PRODUCTION BENEFITS FOR BIODIESEL PRODUCTION COULD HINDER MOMENTUM'S ABILITY TO OPERATE AT A PROFIT.

The Company is currently eligible for certain state subsidies and federal tax credits which offset the cost differential between biodiesel and conventional petroleum-based diesel products. These subsidies and tax incentives have been approved by state entities, but are unfunded by the state and may not continue, or, if they continue, the incentives may not remain at the same level. The elimination or reduction of tax incentives and subsidies to the biodiesel industry would reduce demand for biodiesel, decreasing our revenues and profitability.

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

The shares of our common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate the Securities of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

Corporate Offices

Our headquarters are located in our production plant at 4700 New West Dr. Pasadena, Texas 77507. The Company leases a 3,661 sq. foot space at 2600 South Shore Blvd., Suite 100, League City Texas. The lease is for a period of five years and has an annual rent of approximately $95,000. This space has been sub-leased on a short term agreement to reduce expenses.

LaPorte Plant

The Company has completed construction of its biodiesel production facility located in LaPorte, Texas. The production facility is housed in a 14,160 square foot office/warehouse building. The production facility sits on 8.7 acres of land. The facility is leased for a period of six years and has an annual rent and estimated CAM of $217,143.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

In February 2008, subsequent to the close of the 2007 fiscal year end, Momentum received notice of its inclusion in a legal complaint filed against Vertex Energy by Purity Water Company of San Antonio in the Circuit Court of Mobile,
Alabama. The complaint alleges that Vertex, the defendant, contracted with Purity Water, the plaintiff, to remove water from two million gallons of Biodiesel stored in Alabama. The complaint further alleged that Vertex engaged several other companies, including Momentum Biofuels, Inc., as subcontractors to service the contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------


Market Information

PRICE RANGE OF COMMON STOCK

The Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). The Common Stock of the Company trades on the OTC Bulletin Board under the trading symbol "MMBF."

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

                                             High                        Low
                                             ----                        ---
     2008 Fiscal Year
     ----------------
March 31, 2008                               $0.99                      $0.35
June 30, 2008                                $0.88                      $0.28
September 30, 2008                           $0.70                      $0.08
December 31, 2008                            $0.35                      $0.07

     2007 Fiscal Year
     ----------------
March 31, 2007                               $1.65                      $1.60
June 30, 2007                                $1.62                      $1.60
September 30, 2007                           $0.80                      $0.80
December 31, 2007                            $0.65                      $0.61
Holders

As of December 31, 2008, there were 393 shareholders of record. There are beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc. 1625 Abilene Drive, Broomfield, Colorado 80020. The telephone number is 303-460-1149.

Dividend Policy

Holders of Momentum's common stock are entitled to receive such dividends as may be declared by Momentum's board of directors. The Company has not declared or paid any dividends on its common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

Momentum currently has 47,724,444 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of Momentum, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Momentum will be required to comply with the resale limitations of Rule 144. Of these shares a total of 28,800,000 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Momentum. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2008, the Company made the following sales of its unregistered securities.



    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- ----------------    -----------------    ---------------------
                                                                 Part of $600,00
      06/25/08               Warrants            600,000         Promissory Note      Business Associate

      06/25/08               Warrants            300,000         Part of $600,00      Business Associate
                                                                 Promissory Note

      62/25/08           Promissory Note       1,500,000         Promissory Note      Business Associate



Exemption From Registration Claimed

All of the sales by Momentum of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to Momentum's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

Momentum did not repurchase any shares of its common stock during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


FORWARD-LOOKING STATEMENTS CAUTIONARY


This Report on Form 10-K for the year ended December 31, 2008 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.


The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

OPERATIONS

Momentum is a "pure play" biodiesel producer focused on servicing the U.S. Gulf Coast and in the future, international biodiesel markets. Momentum plans to manufacture high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain.

We intend to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from vegetable oils or animal fats, and can be blended with petroleum-based diesel fuel for use in existing diesel engines. We derive the biodiesel that we produce from soybean oil.

During the year ended December 31, 2008, petroleum diesel was as high as $5.10 per gallon and as low as $1.85 per gallon. Biodiesel prices tracked very closely with this price fluctuation. The raw materials used to produce biodiesel (feedstock and chemicals) also varied wildly with feedstock being as low as $.15 per pound ($1.15 per gallon) and $.65 per pound ($4.97 per gallon). Chemicals, such as Methanol, varied similarly in price from $3.00 per gallon to as low as $.80 per gallon. Federal, state and local mandates were put on hold, temporarily ignored or postponed while the government and the market sort out the future for alternative fuels, especially biodiesel.

During 2007, we completed construction of our plant in LaPorte, Texas, have had limited production. The Company's initial focus has been on and continues to be on efficiently operating the La Porte plant at its planned capacity and on sales of our product. Our marketing strategy will focus on wholesale distribution to fuel jobbers, corporate fleets and government users. We will also use established alternative fuel brokers where appropriate.

In the continuance of Momentum's business operations it does not intend to purchase or sell any significant assets and the Company does expect to have to hire additional employees, if it is able to secure financing or sees an increase in orders.

The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that Momentum will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. Momentum cannot make any assurances that it will be able to raise funds through such activities.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2008  Compared to the Year Ended  December 31,
2007

The Company recognized revenue of $418,263 for the year ended December 31, 2008, compared to $702,295 of revenue during the year ended December 31, 2008. The $283,672 decrease was a result of the rising costs of raw materials and the decrease in demand for biodieseal.

During the year ended December 31, 2008, the Company incurred $256,265 in cost of sales, resulting in a gross profit of $161,998 compared to $784,665 in cost of goods sold; resulting in a gross loss of $82,370 for the year ended December 31, 2007.

During the year ended December 31, 2008, the Company incurred operating expenses of $4,297,162 compared to $7,561,277 during the year ended December 31, 2007. The decrease of $3,264,115 was a result of a decrease of $3,160,956 decrease in share based compensation. Operating expenses during the year ended December 31, 2008 included, $1,463,792 in plant expenses and $2,833,370 in general and administrative expenses, compared to $1,107,023 in plant expenses and $6,454,254 in administrative expenses for the year ended December 31, 2007.

During the year ended December 31, 2008, the Company incurred net interest expense of $97,816, compared to $29,990 for the year ended December 31, 2007.

During the year ended December 31, 2008, the Company recognized a net loss of $4,232,980 compared with a net loss of $7,673,637 for the year ended December 31, 2007. The decrease of $3,440,657 was due primarily to the $3,264,115 decrease in operating expenses offset by a $67,826 increase in net interest expense combined with the $241,626 increase in gross profits.

The net loss per share for the year ended December 31, 2008, was $0.09 per share compared to a net loss per share of $0.15 for the year ended December 31, 2007.

LIQUIDITY
---------

At December 31, 2008, the Company had $34,559 in cash and $142,364 in total current assets with which to conduct its operations. Total current assets consisted of $34,559 in cash, $2,190 in accounts receivable, $73,552 in inventory and $32,063 in prepaid expenses. At December 31, 2008, total current liabilities were $1,225,319. At December 31, 2008, the Company has a total working capital deficit of $1,367,683.

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

Net cash used in operating activities during the year ended December 31, 2008 was $1,356,657, compared $2,874,569 used in operating activities in the year ended December 31, 2007. During the year ended December 31, 2008, net losses of $4,232,980 were adjusted for non-cash items that included $522,781 in depreciation and amortization expense and $1,518,439 in share based compensation, other non-cash adjustments totaled $203,448. During the year ended December 31, 2007, net losses of $7,673,637 were adjusted for the non-cash items of $277,896 in depreciation and amortization expense, $4,679,395 in share based compensation, $29,866 in bad debt expense and $18,894 in penalty expenses.

During the year ended December 31, 2008, the Company used $112,726 in cash in its investing activities. During the year ended December 31, 2008, the Company sold fixed assets worth $135,000. During the year ended December 31, 2007, the Company used $954,674 in its investing activities for the acquisition of property and plant equipment.

Net cash received by financing activities during the year ended December 31, 2008 was $501,319. During the year ended December 31, 2007, the Company received funds of $4,586,937 from its financing activities.

During the year ended December 31, 2008, the Company sold 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold for $0.40 per share.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The preparation of financial statements included in this Annual Report on Form 10-K requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10K. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

                  o revenue  recognition
                  o allowance  for accounts  receivable
                  o value  of  long-lived   assets
                  o inventories
                  o share-based compensation

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

ALLOWANCE FOR ACCOUNTS RECEIVABLE

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2008.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recently issued accounting pronouncements and the Company does not expect that the adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Momentum's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. The Company's cash holdings do not generate interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of Momentum BioFuels, Inc. for the years ended December 31, 2008 and 2007, appear as pages F-1 through F-15.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Malone-Bailey,  P.C.  formerly the independent  registered public accountant for
Momentum,   was  dismissed  as  the  Company's  independent   registered  public
accountant on November 10, 2008.

On November 10, 2008, the Board of the Company approved the engagement of new auditors, Larry O'Donnell, CPA, PC, of Aurora, Colorado to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2007 and 2006 and the cumulative period of January 1, 2008 through June 30, 2008 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The audit report by Malone-Bailey, PC for the fiscal years ended December 31, 2007 and 2006, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2008. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting is carried out by our Chief Financial Officer, during the year ended December 31, 2008, the Company continued to function without a Chief Financial Officer. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Momentum BioFuels, Inc. directors or executive officers, including their ages as of December 31, 2008.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
Gregory A. Enders                       54             Chief Executive Officer
                                                       and Director
Gary Johnson                            52             Chief Operating Officer
Richard C. Cilento*                     47             Director
David M. Fick                           56             Director
Jeffrey P. Ploen                        57             Director
Richard A. Robert**                     43             Director

*Mr. Cilento resigned as a director of Momentum on February 2, 2009. **Mr. Roberts resigned as a director of Momentum on March 25, 2009.

Momentum's directors serve an annual term.

The directors named above will serve until the next annual meeting of Momentum's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Momentum and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

GREGORY A. ENDERS (54). Mr. Enders has served as the Chief Executive Officer and a Director of the Company since October 20, 2007. Mr. Enders has served as Chief Executive Officer of several public and private companies including Stratasoft, Inc., Commerciant Holdings, Inc., Intermat, Inc., Strategic Distribution, MRO Software, Inc., Integration Systems, Inc. (d/b/a Bizmart Computer Super Centers) and Computer Productivity, Inc. Most of these companies have been involved in existing and emerging technologies and have included high volume hardware sales, technology development, professional skills training, communications and electronics. For 15 years, he has simultaneously served as Chairman and CEO of Enders Racing, LLC, a motorsports marketing and competition company to operate an NHRA Pro Stock Championship Drag Racing Team. This team was the subject of the Disney Movie, "Right on Track". In addition, Mr. Enders has served as President and CEO of GEAM, Inc., an acquisitions and management company established for the purpose of consulting in the areas of business acquisitions, financial restructuring, strategic planning and implementation of client companies. Mr. Enders served in the United States Air Force (both active duty and reserves) from 1972 - 1978. From 2002 until August of this 2007 Mr. Enders served on the Development Board of Texas A&M's Mays Business School.

GARY A. JOHNSON (52). Mr. Johnson has served as the Chief Operating Officer of the Company since October 16, 2007. Mr. Johnson has over 20 years of executive level management experience delivering products, services and solutions to Global 2000 clients. Prior to joining Momentum, Mr. Johnson served as Vice President of Operations for Stratasoft, Inc., President of IHS-Intermat Solutions, Vice President of Operations with MRO Software and Vice President and General Manager of Integration Systems, Inc. Mr. Johnson gained extensive experience in transition management through several mergers, acquisitions, joint ventures and MBO/LBO's while associated with these firms. Prior to these corporate positions, Mr. Johnson served in various capacities with several rapid growth emerging technologies based companies. Mr. Johnson attended the University of Houston.

DAVID M. FICK. Mr. Fick has served as a director of the Company since October 9, 2007. Mr. Fick has participated as an active investor and entrepreneur in numerous projects involving wind, biodiesel, ethanol, and farm related businesses. Mr. Fick is currently President of several investment funds working with value added ventures for farming. He owns and operates a farm implement business that sells over 50 manufacturer lines. He is a past board member of Badger State Ethanol. Mr. Fick and his family have been a part of the farming community in Minnesota and South Dakota for almost 40 years including interests in dairy, corn, beets, soybeans and alfalfa. He has served in the National Guard and has held multiple leadership roles with local farm organizations, civic organizations and his church.

JEFFREY PLOEN. Mr. Ploen was re-elected to the Board of Directors in October 2006. Mr. Ploen has served as a director of the Company since July 2004. He served as the acting Chief Executive Officer and acting Chief Financial Officer of the Company until June 2006. He has been a member of the investment banking industry for over 25 years specializing in small or micro cap firms. He is a founding partner and is currently the CEO and Chairman of the Board of Iofina Natural Gas PLC. He served as the former Chairman, President and CEO of Tonga Capital Corp. He was the former Chairman and CEO of Paradigm Holdings, Inc. He is the former hedge fund manager of the Olive Fund LLC. Mr. Ploen held positions with several small cap brokerage houses from 1972 through 1994 including Engler and Budd, Cohig and Associates, Neidiger, Tucker and Brunner and Institutional Securities, Inc. For the past ten years Mr. Ploen has been President of J. Paul Consulting Corp., a firm specializing in financing for small and micro cap firms.

RICHARD C. CILENTO. Mr. Cilento has served as a director of the Company from 2006 till February 2, 2009. He is currently the President, Chief Executive Officer and Founder of FuelQuest, Inc. FuelQuest provides on-demand supply chain management and tax automation software and services for suppliers, distributors, fuel buyers, and traders in Global Downstream Energy. Mr. Cilento brought a broad scope of experience in technology, operations and business development this role as President and Chief Executive Officer of FuelQuest. He is a co-founder of The Bollard Group, which provides investment banking services to petroleum distribution companies and other high-growth business ventures. Prior to co-founding The Bollard Group, he held senior-management positions with several technology firms, including Xerox Corp, where he served as Vice President of Strategic Services. Prior to that, he was the Vice President of Corporate Services for XLConnect Solutions, where he served as the lead technologist for advanced systems and managed the organization through its Initial Public Offering and its eventual merger with Xerox, forming Xerox Connect Solutions. Mr. Cilento began his career at NASA, where he and his team were responsible for redesigning NASA's Mission Control Center and implementing NASA's Software Management Plan. He holds a BS degree in Aeronautical and Astronomical Engineering from the University of Illinois, an MBA at the University of Houston and serves on the advisory boards for several internet-based companies.

RICHARD A. ROBERT. Mr. Robert resigned as a director of the Company on March 25, 2009. He is a financial executive with expertise in acquisitions, divestitures, economic analysis, capital formation via debt and equity markets, and financial risk management. Through the course of his career he has dealt extensively with Wall Street analysts, investment bankers, and commercial bankers. He is currently the Executive Vice-President and Chief Financial Officer of Vanguard Natural Resources, LLC which is a publicly traded natural gas and oil production company focused on the development and exploitation of mature long-lived natural gas and oil reserves in the Appalachian and Permian basins. He served as the Interim Chief Financial Officer of Massey Energy Company ("Massey") which is the fourth largest coal company in the United States. Mr. Robert was the Vice President of Finance of Enbridge US, Inc. ("Enbridge") after Enbridge's acquisition of Midcoast Energy Resources, Inc. (`Midcoast"). Enbridge is a multibillion-dollar energy company based in Calgary, Alberta. Mr. Robert served as the Chief Financial Officer and Treasurer of Midcoast. Midcoast was a
growth-oriented energy company engaged in the transportation, gathering, processing, and marketing of natural gas and other petroleum products. He was hired as the first employee of the company and helped the company grow from infancy to approximately $1 billion in sales and 330 employees in Canada and the United States. Mr. Robert began his career with Arthur Andersen, LLP as an energy auditor. He holds a BBA from Southwest Texas State University with a Concentration in Accounting.

Committees of the Board of Directors

Momentum is managed under the direction of its board of directors.

         Executive Committee

         Momentum does not have an executive committee, at this time.

         Audit Committee

         Momentum does not have an audit committee at this time.

Conflicts of Interest - General.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

Conflicts of Interest - Corporate Opportunities

Presently no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to Momentum business opportunities which come to their attention. The Company's officers and directors do, however, have a fiduciary duty of loyalty to Momentum to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. The Company has no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for Garner Investments, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                     Non-equity   Non-qualified
                                                                     incentive      deferred
                                                 Stock    Option        plan      compensation   All other
                               Salary    Bonus   awards   awards    compensation    earnings     compen-sation Total
Name & Position      Year       ($)       ($)      ($)    ($)           ($)            ($)          ($)         ($)
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Gregory A. Enders,   2008     122.170      0        0     0              0              0            0         122.170
CEO (1)              2007      45,000      0        0     3,313,565      0              0            0       3,358,565
                     2006        0         0        0     0              0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Barent W. Carter     2008        0         0        0     0              0              0            0           0
                     2007        0         0        0     1,952,764      0              0            0       1,952,764
                     2006        0         0        0     0              0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Stuart Carter (3)    2008        0         0        0     0              0              0          7,500          7,500
                     2007    132,083       0        0     607,910        0              0         75,000        814,993
                     2006        0         0        0     0              0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Charles T.Phillips   2008        0         0        0     0              0              0            0           0
                     2007        0         0        0     0              0              0            0           0
                     2006     60,000       0        0     0              0              0         80,000        140,000
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------


(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007. Mr. Enders received $122,170 in salary in 2008, regular salary payments under his employment agreement were discontinued by the Company in July 2007. Mr. Ender's employment agreement states he receives an annual salary of $216,000. In addition in 2007, he received an option exercisable for 5,000,000 shares which vests over a three year period and was valued using the Black-Scholes model at $3,313,565.

(2) Mr. Barent Cater served as our Chief Executive Officer from March 1, 2007 through October 9, 2007. During 2007, Mr. Cater worked without receiving a salary. He was awarded 5,000,000 options as part of his employment contract. Upon his separation he forfeited 3,500,000 options.

(3) Mr. Stuart Cater served as our Chief Financial Officer from March 1, 2007 through October 10, 2007. He was awarded 2,000,000 options as part of his employment contract. Upon his separation he forfeited 1,625,000 options. As part of a separation agreement Mr. Cater will receive $150,000, of which $60,000 was paid upon execution of the agreement, the balance paid in twelve monthly installments of $7,500, starting November 15, 2007. The Company was unable to continue payments and entered into a settlement agreement to be funded as cash allows.

(4) Mr. Phillips served as the President and Chief Executive Officer from June 2006 through February 2007. The $80,000 in other compensation includes $50,000 in consulting fees.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2008 (the "Named Executive Officers"):


                           Option Awards Stock awards
------------- ------------------------------------------------------------- ---------------------------------------
                                                                                                         Equity
                                                                                                         incentive
                                            Equity                                                       plan
                                          incentive                                           Equity     awards:
                                             plan                                             incentive  Market
                                           awards:                                            plan       or
               Number of    Number of     Number of                         Number   Market   awards:    payout
              securities    securities    securities                        of       value    Number     value of
              underlying    underlying    underlying                        shares   of       of         unearned
              unexercised  unexercised   unexercised   Option   Option      or       shares   unearned   shares,
                options    options (#)     unearned    exercise expiration  units    of       shares,    units or
    Name          (#)      unexercisable   options      price      date     of       units    units or   others
              exercisable                    (#)         ($)                stock    of       other      rights
                                                                            that     stock    rights     that
                                                                            have     that     that       have not
                                                                            not      have     have not    vested
                                                                            vested   not      vested        ($)
                                                                              (#)    vested      (#)
                                                                                       ($)

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------
Gregory A.         0        5,000,000         0         1.00     10/16/12      0        0         0          0
------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------


(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007. Mr. Ender's employment agreement states he receives 5,000,000 options vested over three years.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR


During the year ended December 31, 2008, Momentum created the Momentum 2008 Stock Option and Award Plan. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2008.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Ender's Employment Agreement

On October 16, 2007, Momentum entered into an Employment Agreement with Mr. Gregory A. Enders, the Chef Executive Officer and President. The Employment Agreement has a term of 3 years and provides for an automatic renewal for 1 year terms. The Employment Agreement can be terminated by either party at an earlier date. As part of the Employment Agreement, Mr. Enders receives an annual base salary of $216,000 per year. If business objectives set by the Board of Directors and Mr. Enders are met after a period of six months, Mr. Enders is to receive an additional $2,000 per month. Mr. Ender's salary is subject to annual review by the Board of Directors. In July 2008, the Company discontinued regular salary payments under the Employment Agreement.

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


                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


                                                                    Non-qualified
                                                      Non-equity     deferred
               Fees                                  incentive      compensation      All other
               earned or   Stock       Option           plan          earnings       compensation    Total
    Name       paid in     awards ($)  awards ($)   compensation         ($)             ($)          ($)
               cash                                  ($)
               ($)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Gregory A.       $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Robert           $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Richard          $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Jeffrey A.       $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
David Fick       $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------


All of the Company's officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Momentum's officers and directors are indemnified as provided by the Colorado Revised Statutes and the bylaws.

Under the Colorado Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. The Company's Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with Momentum's or its shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful;
(c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

The Company's bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Colorado law; provided, however, that it may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that the Company shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law, (b) the proceeding was authorized by the board of directors, (c) is provided by the Company, in sole discretion, pursuant to the powers vested under Colorado law or (d) is required to be made pursuant to the bylaws.

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Garner Investments as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of Garner Investments, Inc. outstanding common stock by:

o each person who is known by Momentum to be the beneficial owner of five percent (5%) or more of Momentum's common stock;

o Momentum's chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Momentum BioFuels, Inc.'s common stock that Momentum believes was beneficially owned by each person or entity as of December 31, 2008.


  Title of Class        Name and Address of     Amount and Nature    Percent of Class
                         Beneficial Owner         of Beneficial             (1)
                                                      Owner*
-------------------- -------------------------- ------------------- --------------------
Common shares        Gregory Enders (2)                  1,000,000                1.65%
Common shares        Charles T. Phillips                 8,000,000               13.22%
Common shares        Donald Gunghaim                     4,800,000                7.93%
Common shares        Coastal Safety and                  7,000,000               11.57%
Common shares        Richard Cilento (3)                 2,700,000                4.46%
Common shares        J. Paul Consulting Corp             3,000,000                4.96%
Common shares        Richard A. Robert (5)                 300,000                0.50%
Common shares        TES Energy Partner (6)              3,000,000                4.96%

-------------------- -------------------------- ------------------- --------------------
Common shares        All Directors and
                     Executive Officers as a             7,000,000
                     Group ( persons)                                            11.57%
-------------------- -------------------------- ------------------- --------------------

(1) Based upon 47,724,444 shares of common stock issued and outstanding, options exercisable for 9,250,000 shares of common stock and warrants exercisable for 3,532,000 shares of common stock for 60,506,444 shares on a fully diluted basis on December 31, 2008.

(2) Mr. Enders owns 1,000,000 shares of restricted common stock and an option to purchase 5,000,000 shares from the Company over the next three years.

(3) Mr. Cilento owns 300,000 shares of restricted common stock. Mr. Cilento resigned as a director of the Company on February 2, 2009.

(4) Jeff Ploen, Director, beneficially owns J. Paul Consulting Corp. which owns 2,000,000 shares of common stock. Mr. Ploen directly owns 1,000,000 common shares. His direct ownership and beneficially ownership are shown combined in this table.

(5) Mr. Robert owns 300,000 shares of restricted common stock. Mr. Roberts resigned as a director of the Company on March 25, 2009.

(6) David Fick, a director of the Company, is President of TES Energy Partners and substantially owns shares through the partnership. Mr. Fick votes the TES Energy Partner shares.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that Garner Investments believes have a reasonable likelihood of being "in the money" within the next sixty days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the stock transactions discussed below, the Company has not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Year Ended December 31, 2008
----------------------------

During  the  year  ended  December  31,  2008,   there  were  no  related  party
transactions.

Year Ended December 31, 2007
----------------------------

Ender's Employment Agreement

On October 16, 2007, Momentum entered into an Employment Agreement with Mr. Gregory A. Enders, the Chef Executive Officer and President. The Employment Agreement has a term of 3 years and provides for an automatic renewal for 1 year terms. The Employment Agreement can be terminated by either party at an earlier date. As part of the Employment Agreement, Mr. Enders receives an annual base salary of $216,000 per year. If business objectives set by the Board of Directors and Mr. Enders are met after a period of six months, Mr. Enders is to receive an additional $2,000 per month. Mr. Ender's salary is subject to annual review by the Board of Directors. In July 2008, the Company discontinued regular salary payments under the Employment Agreement.

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

Mr. Barent Cater was issued an option exercisable for 1,500,000 shares of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining O'Donnell's independence. Prior to November 10, 2008, Malone and Bailey served as our principal auditing accountant firm.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007..


                                                                 Year Ended December 31,
                                                          2008                              2007
                                              -----------------------------      ----------------------------
Audit Fees                                              $73,325                            $61,594

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                              $73,325                            $61,594


All audit work was performed by the auditors' full time employees.

* During the year ended December 31, 2008, audit fees of $49,775 were paid to Malone and Bailey and fees of $0_ were paid to Larry O'Donnell, CPA, PC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended December 31, 2008 and 2007


(b)    Exhibit No.    Description
       -----------    -----------
       31.1           Certification of Chief Executive Officer pursuant
                      to Section 302 of the

       32.1 Certification of Principal Executive Officer pursuant to Section 906 of the



                                *Filed herewith.

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545
Street
Fax (303)369-9384                                              2228 South Fraser
                                                                          Unit I
Email larryodonnellcpa@msn.com                            Aurora, Colorado 80014
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Momentum Biofuels, Inc.

I have audited the accompanying balance sheet of Momentum Biofuels, Inc. as of December 31, 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for each year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Biofuels, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $13,185,236 at December 31, 2008. Additionally, for the year ended December 31, 2008, the Company had a net loss of $4,232,980. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Larry O'Donnell, CPA, PC
---------------------------
Larry O'Donnell, CPA, PC
March 25, 2009

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



/s/ Malone & Bailey, PC
-----------------------
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 11, 2008


                            MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets
                            December 31, 2008 & 2007



                                                                     2008               2007
                                                               ------------------------------------
 ASSETS
Current Assets
Cash                                                                   $ 34,559          $ 777,171
Accounts Receivable, net                                                  2,190              3,859
Inventory                                                                73,552             56,759
Prepaid insurance                                                        32,063             33,766
                                                               -----------------   ----------------
Total current assets                                                    142,364            871,555

Property & equipment, net of accumulated
depreciation and amortization                                         2,617,902          3,253,410
Other Assets                                                            327,469             26,278
                                                               -----------------   ----------------
TOTAL ASSETS                                                        $ 3,087,735        $ 4,151,243
                                                               =================   ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                      $ 569,779          $ 194,226
Accrued expenses                                                        491,330            191,942
Advances - related parties                                               14,210                  -
Loan payable                                                            150,000
Short term notes payable - related parties                                                 315,891
                                                               -----------------   ----------------
Total Current Liabilities                                             1,225,319            702,059
                                                               -----------------   ----------------

Long Term Liabilities
Convertible notes payable - net of discount - related parties            53,318                  -
Senior secured convertible note - net of discount                       217,608                  -
                                                               -----------------   ----------------

Total Long Term Liabilities                                             270,926                  -
                                                               ------------------------------------
Total Liabilities                                                     1,496,245            702,059
                                                               -----------------   ----------------
Stockholders' Equity

Common  stock,  $0.01 par value;
500,000,000    shares    authorized,
47,724,444 and 54,828,756 shares
issued and outstanding on December 31,
2008 and 2007, respectively

Additional paid-in capital                                           14,299,482         11,853,153
Accumulated Deficit                                                 (13,185,236)        (8,952,256)
                                                               -----------------   ----------------
Total Stockholders' Equity                                            1,591,490          3,449,184
                                                               -----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 3,087,735        $ 4,151,243
                                                               =================   ================

  See the accompanying notes to the consolidated financial statements.

                                      F-2





                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                  For the Years Ended December 31, 2008 & 2007


                                                                            2008               2007
                                                                            ----               ----
Revenue                                                                      $ 418,263          $ 702,295
Cost of goods sold                                                             256,265            784,665
                                                                       ----------------   ----------------
Gross profit                                                                   161,998            (82,370)


Operating Expenses
Plant expenses                                                               1,463,792          1,107,023
General and administrative                                                   2,833,370          6,454,254
                                                                       ----------------   ----------------
Total Operating Expenses                                                     4,297,162          7,561,277
                                                                       ----------------   ----------------
Loss from operations                                                        (4,135,164)        (7,643,647)
                                                                       ----------------   ----------------

Other Income (Expense)
Interest income                                                                  1,311             26,809
Interest expense                                                               (99,127)           (56,799)
                                                                       ----------------   ----------------
Total Other Income (Expense)                                                   (97,816)           (29,990)
                                                                       ----------------   ----------------
Net Loss                                                                    (4,232,980)        (7,673,637)
                                                                       ================   ================

Per Share Information:
  Weighted average number of common shares outstanding  Basic and
  Diluted                                                                   48,559,181         52,058,245
                                                                       ================   ================
Net Loss per Share                                                             $ (0.09)           $ (0.15)
                                                                       ================   ================




See the accompanying notes to the consolidated financial statements.

                                      F-3



                            MOMENTUM BIOFUELS, INC.
 Consolidated Statement of Stockholders' Equity For the Period from January 1,
                         2007 through December 31, 2008



                                         Common Stock            Additional         Accumulated
                                   Shares           Amount          Paid-In          Deficit
                                                                   Capital                                    Totals
                                  ---------------  --------------  ---------------  -----------------  ---------------

Balance - January 1, 2007             49,166,514       $ 491,665      $ 1,655,106       $ (1,278,619)       $ 868,152
Shares issued in private
placement for cash                     5,111,500          51,115        4,988,417                  -        5,039,532

Note Conversion                          500,000           5,000          500,000                  -          505,000

Conversion of interest on note            35,742             357           30,385                  -           30,742
Directors stock based on
compensation                                   -               -          450,000                  -          450,000

Shares issued for services                15,000             150           14,850                  -           15,000

Warrants issued for services                   -               -          655,886                  -          655,886

Employee stock option compensation             -               -        3,558,509                  -        3,558,509

Net loss                                       -               -                -         (7,673,637)      (7,673,637)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - December 31, 2007           54,828,756       $ 548,287     $ 11,853,153       $ (8,952,256)      $3,449,184
                                  ---------------  --------------  ---------------  -----------------  ---------------
Cancelled shares                      (7,500,000)        (75,000)          75,000                  -                -
Shares issued in private placement
for cash                                 200,000           2,000           78,000                  -           80,000

Share based compensation                 195,688           1,957        1,604,840                  -        1,606,797

Debt Discount                                  -               -          389,518                  -          389,518

Warrants issued for services                   -               -          298,971                  -          298,971

Net loss                                       -               -                -         (4,232,980)      (4,232,980)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - December 31, 2008           47,724,444       $ 477,244     $ 14,299,482      $ (13,185,236)      $1,591,490
                                  ===============  ==============  ===============  =================  ===============


See the accompanying notes to the consolidated financial statements.


                                      F-4


                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
                  For the Years Ended December 31, 2008 & 2007



                                                                      2008                2007
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                            $ (4,232,980)        $ (7,673,637)
Adjustments to reconcile net loss to cash used in
 operating activities
Depreciation                                                             522,781              277,896
Bad debt expense                                                          29,866               29,866
Penalty for failure to register shares                                         -               18,894
Deferred loan cost expense                                                39,780                    -
Interest expense - amortization of debt discount                          45,444                    -
Share based compensation                                               1,518,439            4,679,395
Shares issued for service                                                 88,358                    -

Changes in Assets and Liabilities
Accounts receivable                                                      (28,197)             (33,725)
Inventory                                                                (16,793)             (56,759)
Prepaid expenses and other current assets                                  1,703                5,531
Accounts payable                                                         375,553             (293,073)
Accrued expenses                                                         299,389              171,043
                                                                -----------------   ------------------
Net Cash Used in Operating Activities                                 (1,356,657)          (2,874,569)

Cash Flows used in Investing Activities
Acquisition of fixed assets                                              (22,274)            (954,674)
Sale of fixed assets                                                     135,000                    -
                                                                -----------------   ------------------
Net Cash Used in Investing Activities                                    112,726             (954,674)

Cash Flows from Financing Activities
Payment of note payable                                                 (315,891)            (501,435)
Loans from shareholders                                                   14,210               67,736
Stock issued for cash                                                     80,000            5,111,500
Offering costs                                                           (42,000)             (90,864)
Proceeds from loan payable                                               150,000                    -
Proceeds from convertible notes                                          615,000                    -
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                         501,319            4,586,937
                                                                -----------------   ------------------

Net (Decrease) increase in Cash                                         (742,612)             757,694

Cash and cash equivalents - Beginning of period                          777,171               19,477
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                               $ 34,559            $ 777,171
                                                                =================   ==================

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                $ 28,513            $  53,580
                                                                =================   ==================
Income Taxes                                                                 $ -                  $ -
                                                                =================   ==================
Non-Cash Transactions - Investing activities:
Stock issued for services                                               $ 88,358                  $ -
                                                                =================   ==================
Warrants issued for services                                           $ 298,971                  $ -
                                                                =================   ==================
Capitalized interest during construction period                              $ -                  $ -
                                                                =================   ==================
Financing activities
Cancellation of common shares                                           $ 75,000                  $ -
                                                                =================   ==================
Note payable converted to stock                                              $ -            $ 500,000
                                                                =================   ==================


 See the accompanying notes to the consolidated financial statements.

                                      F-5

                             Momentum Biofuels, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2008


Note 1 - Organization and Nature of Operations

Tonga Capital Corporation was incorporated on January 29, 1987, in Colorado, and was been a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006, and was to engage in the business of the production of biodiesel fuel. On May 31, 2006, Tonga Capital Corporation (Tonga), a Colorado Corporation, signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 39,275,000 shares of common stock of Tonga in exchange for 39,275,000 shares of Momentum Biofuels, Inc. This transaction was accounted for as a reverse merger with Momentum Biofuels, Inc. being treated as the accounting acquirer.

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2008.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Description                                                           Life
----------------------------------------------------------------     ----------

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2008 and 2007, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


Description                                                                         2008                2007
----------------------------------------------------------------------------------------------  -------------------
Weighted average shares used to compute basic and
diluted net loss per common share:                                                 48,559,181        52,058,245

Securities convertible into shares of common stock, not used
      Stock warrants related to notes payable                                                           120,000
      Stock warrants for common stock                                               2,062,000         1,162,000
      Options awarded to executives and consultants                                 9,250,000        10,300,000
                                                                           -------------------  -------------------

Total securities convertible into shares of common stock                           11,582,000        11,582,000
                                                                           ===================  ===================

Recent Accounting Pronouncements

Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company currently has an accumulated deficit of $13,185,236 through December 31, 2008. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

During 2008, three customers accounted for 100% of Momentum's revenue. Momentum performs ongoing credit evaluations of its customers' financial condition. Momentum's accounts receivable are unsecured. At December 31, 2008, two customers account for 100% of accounts receivable.

Note 5 - Inventories

As of December 31, 2008 and 2007, inventory consisted of the following:

Description                                          2008                2007
-----------                                          ----                ----
Finished Goods                                   $   1,980           $   20,662
Raw Materials                                       71,572               36,097
                                                -------------        -----------
Total                                            $  73,552           $   56,759
                                                ===============================

Note 6 - Property and Equipment

Property, plant and equipment as of December 31, 2008 and 2007 consisted of the following:


Description                                                      2008                       2007
-----------                                                      ----                       ----

 Plant                                                 $      3,279,592           $   3,414,592
 Plant machinery and equipment                                   44,455                  29,810
 Office furniture and equipment                                  52,239                  52,238
 Computer software                                                3,220                   3,220
 Leasehold Improvements                                          41,251                  33,624
                                                      ---------------------      ------------------
      Total Assets                                            3,420,757               3,533,484
                                                      ---------------------      ------------------
Accumulated Depreciation & Amortization                        (802,855)
                                                      ---------------------      ------------------
                                                       $      2,617,902           $    3,253,410
                                                       ================           ================


Note 7 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the years ended December 31, 2008 and 2007, depreciation and amortization expense was $121,161 and $277,896, respectively.

Note 8 - Loans Payable

Notes payable as of December 31, 2008 and 2007, consisted of the following:


Description                                                                           2008                      2007
------------------------------------------------------------------------        --------------------    --------------------
Account purchasing agreement, payable to Crown Financial, to sell certain       $     150,000                        -
accounts to Crown Financial.  The agreement bears interest at 12% per annum and ====================    =====================
was entered into on December 1, 2008 and was paid in full with accrued interest
($15,000) on January 31, 2009.

Note 9 - Notes Payable to Related Parties

Notes payable to related parties as of December 31, 2008 & 2007 consist of the following:

Description                                                                            2008                     2007
------------------------------------------------------------------------        --------------------     ---------------------
Non-interest bearing note payable to Ultimate Investments Corporation, a company wholly-owned  by a shareholder  originally  scheduled to mature on September 30,
2006.
On April, 3, Ultimate and Momentum executed a forbearance agreement which allows
Momentum to scheduled payments of principal and interest at 12% through December
31, 2007. Secured by Momentum's assets.
                                                                                $              -                    315,891

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
                                                                                        125,000
                                                                                --------------------     ---------------------

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
                                                                                        (71,682)
                                                                                ====================     =====================
                                                                                $        53,318           $       315,891
                                                                                ====================     =====================


The note payable to Ultimate Investments Corporation was issued as consideration for the purchase and cancellation of stock as a condition of the acquisition of Momentum by Momentum and the associated cost is being treated as an expense of the acquisition in these financial statements. The note matured on September 28, 2006. Since the note was not paid at maturity, interest began to accrue at 12% on that date. Interest has been imputed on this note from the date of issuance, June 30, 2006, until it matured on September 30, 2006, when it began to accrue interest according to its terms. During the year ended December 31, 2008, this note was paid in full.

Note 10 - Convertible Notes Payable

Convertible notes payable as of December 31, 2008 and 2007 consisted of the following:


Description                                                                                    2008               2007
----------------------------------------------------------------------------------    ------------------    -----------------


Notes  payable  originally  issued to ten lenders.  The interest rate is 10% per annum,  payable  quarterly.  These  notes are  secured  by all of the assets and property of Momentum.  The notes may be converted  into shares of MMBI's  common stock at any time at a  conversion  price of $0.40 per  share.  If the notes are prepaid  before  May 1,  2010,  Momentum  will  issue the  lenders a warrant  to
Purchase one share of Momentum common stock for each $1.00  principal  amount of the note.  Momentum does not consider  prepayment likely. The notes mature on
May 1, 2013.                                                                                   475,000                  -

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

                                                                                              (272,392)                 -

Note payable  originally  issued to Thomas Prasil in the amount of $15,000.  The interest rate is 10% per annum, payable quarterly.  This note is unsecured.  The notes may be  converted  into  shares of  MMBI's  common  stock at any time at a conversion  price of $0.40 per  share.  If the notes are  prepaid  before May 1,
2010,  Momentum  will  issue  the  lenders a warrant  to  Purchase  one share of
Momentum common stock for each $1.00 principal amount of the note. Momentum
does not consider prepayment likely.  The notes mature on May 1, 2013.                          15,000                   -
                                                                                      ------------------    -----------------
  Total                                                                               $        217,608      $        -
                                                                                      ==================    =================

In conjunction with the notes payable referred to above, a lending agent was paid a placement fee of $42,000. In addition the agent was issued 600,000 warrants with an exercise price of $0.40. Further explanation of the valuation of the warrants is found in Note 15.

Note 11 - Obligations and Commitments

Momentum has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Momentum is obligated to make the following payments:

          Year Ending
          December 31,                        Amount
------------------------------------    --------------------
               2009                     $         365,416
               2010                     $         317,074
               2011                     $         303,343
               2012                     $         117,619

Rental expense for the year ended December 31, 2008 was 287,592. Rental expense for the year ended December 31, 2007 was $258,592.

Note 12 - Income Taxes

Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:


                                                                           2008                  2007
                                                                   ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                                              $   1, 439,000        $    1,528,000
  Less valuation allowance                                             (1,439,000)           (1,528,000)
                                                                   ------------------    -------------------

Net deferred tax assets                                            $           -         $           -
                                                                   ==================    ===================

As of December 31, 2008 Momentum had a net operating loss carryforward for federal income tax purposes of approximately $4,824,518 that may be offset against future taxable income. As more fully disclosed in Note 1, Momentum experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Momentum's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

Momentum has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire starting in 2026.

Note 13 - Equity Transactions

During the year ended December 31, 2008, Momentum issued 200,000 shares of its restricted common stock for cash of $80,000. The shares were sold at a price of $0.40 per share.

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

Option activity for the period from January 1, 2008 through December 31, 2008 is as follows:


                     Expiration        Exercise
Grant Date                 Date           Price      Beginning       Granted      Forfeited           Ending
------------------- ----------------- -------------- --------------- ------------ ---------------- -----------------

  04/20/07            04/20/12            $1.00        9,000,000                    (6,750,000)         2,250,000
  10/15/07            10/15/10            $1.00           50,000                       (50,000)                 -
  10/16/07            10/16/12            $1.00        7,000,000                    (1,000,000)         6,000,000
  11/01/07            11/01/12            $1.00        1,000,000                                        1,000,000
                                                     --------------- ------------ ---------------- -----------------
                                                      17,050,000                     7,800,000          9,250,000
                                                     =============== ============ ================ =================

The weighted average exercise price for all options outstanding as of December 31, 2008 was $1.

Note 15 - Warrant Activity

Warrants activity for the period from January 1, 2008 through December 31, 2008 is as follows:

                     Expiration        Exercise
Grant Date                 Date           Price           Beginning            Granted        Exercised            Ending
------------------- ----------------- -------------- ------------------ ------------------ ------------- ---------------

  6/27/2006           6/27/2016           $1.00                100,000                                          100,000
 11/30/2006          11/30/2016           $1.00                 10,000                                           10,000
 12/31/2006          12/31/2016           $1.00                 10,000                                           10,000
  1/31/2007           1/31/2017           $1.00                 10,000(1)                                        10,000
   2/1/2007            2/1/2012           $1.00                  2,000(1)                                         2,000
  8/31/2007           8/31/2009           $1.00              1,000,000(2)
  10/4/2007           10/4/2009           $1.00                150,000(3)
  6/25/2008           6/25/2015           $1.00                                300,000(4)
  6/25/2008           6/25/2015           $1.00                                600,000(5)                       600,000
                                                     ------------------ ------------------ ------------- ---------------
                                                        $    1,282,000     $   900,000                      $ 2,182,000
                                                     ================== ================== ============= ===============

The weighted average exercise price for all warrants outstanding as of December 31, 2008 was $1.


(1) Momentum calculated the fair value of these warrants at $18,895 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 10 years, a risk free interest rate of 4.98%, expected volatility using comparable company volatility of 145%, an exercise price of $1 and a stock price on the date of grant of $1.60.

(2) Momentum calculated the fair value of these warrants at $547,579 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 2 years, a risk free interest rate of 6.50%, expected volatility using comparable company volatility of 154%, an exercise price of $1 and a stock price on the date of grant of $0.95.

 (3) Momentum calculated the fair value of these warrants at $95,746 using the Black-Scholes option pricing model and this amount has been charged to general and administrative expenses and credited to additional paid-in capital for the year ending December 31, 2007. The assumptions used to value the warrants include an expected term of 2 years, a risk free interest rate of 4.17%, expected volatility using comparable company volatility of 186%, an exercise price of $1 and a stock price on the date of grant of $0.80.

(4) Momentum calculated the fair value of these warrants at $149,624 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50. The relative fair value of these warrants was combined with the value of the beneficial conversion feature of the convertible notes described in Note 9, and recorded as a discount on the notes.

(5) Momentum calculated the fair value of these warrants at $298,971 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50.


Note 16 - Subsequent Events

Director Resignations

Richard Cilento has resigned as Director of the Company effective February 2, 2009.

Richard A. Robert resigned as Director of the Company on March 25, 2009.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Momentum BioFuels, Inc.

Dated: April 14, 2009
                                           By: /s/Gregory A. Enders
                                              ---------------------------------
                                              Gregory A. Enders,
                                              Chief Executive  Officer,
                                              Chief Accounting  Officer
                                              and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2009
                             Momentum BioFuels, Inc.


                                          /s/Gregory A. Enders
                                          --------------------------------------
                                          Gregory A. Enders, Director


                                          /s/Jeffrey A. Ploen
                                          --------------------------------------
                                          Jeffrey A. Ploen, Director


                                          /s/David Fick
                                          --------------------------------------
                                          David Fick, Director