Form 10-Q
period 2009-03-31
MOMENTUM BIOFUELS, INC.
filed 2009-05-19
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2009

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer [  ]                Accelerated filer [  ]

Non-accelerated filer  [  ]                 Smaller reporting company [X]

(Do not check if a smaller reporting company)





Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

As of May 18, 2009, there were 47,724,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                         Page
                                                                                        ----

         Consolidated Balance Sheets - March 31, 2009 (Unaudited) and
                           December 31, 2007(Audited)                                   F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three months ended March 31, 2009 and 2008                            F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unaudited) March 31, 2009                                           F-3

         Consolidated Statements of Cash Flows  (Unaudited) -
                  Three months ended March 31, 2009 and 2008                            F-4

         Notes to the Unaudited Consolidated Financial Statements                       F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
- Not Applicable                                                                          5

Item 4. Controls and Procedures                                                           5

Item 4T.  Controls and Procedures                                                         6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                               7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      7
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                 7

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable             7

Item 5.  Other Information - Not Applicable                                               7

Item 6.  Exhibits                                                                         7

SIGNATURES                                                                                8


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.


                             MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets


                                                                March 31, 2009     December 31, 2008
                                                               ---------------------------------------
                                                                 (Unaudited)           (Audited)
 ASSETS
Current Assets
Cash                                                                $     8,899           $    34,559
Accounts Receivable, net                                                      -                 2,190
Inventory                                                                     -                73,552
Prepaid insurance                                                             -                32,063
                                                               -----------------   -------------------
Total current assets                                                      8,899               142,364

Property & equipment, net of accumulated depreciation and
amortization                                                          2,490,307             2,617,902
Other Assets                                                            310,420               327,469
                                                               -----------------   -------------------
TOTAL ASSETS                                                        $ 2,809,626           $ 3,087,735
                                                               =================   ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                      $ 792,429             $ 569,779
Accrued expenses                                                        614,048               491,330
Advances - related parties                                               16,219                14,210
Loan payable                                                                  -               150,000
Short term notes payable - related parties                                    -                     -
                                                               -----------------   -------------------
Total Current Liabilities                                             1,422,696             1,225,319
                                                               -----------------   -------------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties            57,380                53,318
Senior secured convertible note - net of discount                       233,022               217,608
                                                               -----------------   -------------------
Total Long Term Liabilities                                             290,402               270,926
                                                               ---------------------------------------
Total Liabilities                                                     1,713,098             1,496,245
                                                               -----------------   -------------------
Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares authorized,
47,724,444 shares issued and outstanding on March 31, 2009 and
December 31, 2008, respectively                                         477,244               477,244
Additional paid-in capital                                           14,693,877            14,299,482
Accumulated Deficit                                                 (14,074,593)          (13,185,236)
                                                               -----------------   -------------------
Total Stockholders' Equity                                            1,096,528             1,591,490
                                                               -----------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,809,626           $ 3,087,735
                                                               =================   ===================

  See the accompanying notes to the consolidated financial statements.

                                      F-1



                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                For the Three Months Ended March 31, 2009 & 2008
                                  (Unaudited)

                                                                            2009               2008
                                                                       ----------------   ----------------
Revenue                                                                      $ 182,718          $ 348,930
Cost of goods sold                                                             161,973            251,623
                                                                       ----------------   ----------------
Gross profit                                                                    20,745             97,307


Operating Expenses
Plant expenses                                                                 228,471            430,349
General and administrative                                                     637,241            778,465
                                                                       ----------------   ----------------
Total Operating Expenses                                                       865,712          1,208,814
                                                                       ----------------   ----------------
Loss from operations                                                          (844,967)        (1,111,507)
                                                                       ----------------   ----------------
Other Income (Expense)
Interest income                                                                      -              1,082
Interest expense                                                               (44,391)            (2,310)
                                                                       ----------------   ----------------
Total Other Income (Expense)                                                   (44,391)            (1,228)
                                                                       ----------------   ----------------
Net Loss                                                                    $ (889,358)       $(1,112,735)
                                                                       ================   ================

Per Share Information:
Weighted average number of common shares outstanding  Basic and
Diluted                                                                     48,559,181         50,832,381
                                                                       ================   ================
Net Loss per Share                                                             $ (0.02)           $ (0.02)
                                                                       ================   ================



See the accompanying notes to the consolidated financial statements.

                                      F-2



                            MOMENTUM BIOFUELS, INC.
                 Consolidated Statement of Stockholders' Equity
           For the Period from January 1, 2009 through March 31, 2009
                                  (Unaudited)

                                           Common Stock            Additional        Accumulated
                                   Shares           Amount          Paid-In          Deficit               Totals
                                                                    Capital
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - January 1, 2009             47,724,444       $ 477,244     $ 14,299,482      $ (13,185,235)      $1,591,491
Shares issued in private
placement for cash                                                                                                  -

Note Conversion                                                                                                     -

Conversion of interest on note                                                                                      -
Directors stock based on
compensation                                                                                                        -

Shares issued for services                                                                                          -

Warrants issued for services                                                                                        -
Employee stock option
compensation                                                              394,395                             394,395

Net loss                                                                                    (889,358)        (889,358)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - March 31, 2009              47,724,444       $ 477,244     $ 14,693,877      $ (14,074,593)      $1,096,528
                                  ===============  ==============  ===============  =================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-3



                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2009 & 2008
                                  (Unaudited)

                                                                      2009                2008
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                              $ (889,358)        $ (1,112,735)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation                                                             127,595              130,843
Bad debt expense                                                                                    -
Deferred loan cost expense                                                17,049                    -
Interest expense - amortization of debt discount                          19,476                    -
Share based compensation                                                 394,395              335,254
Shares issued for service                                                      -
Changes in Assets and Liabilities
Accounts receivable                                                        2,190              (17,770)
Inventory                                                                 73,552               37,623
Prepaid expenses and other current assets                                 32,063                5,298
Accounts payable                                                         222,650              177,021
Accrued expenses                                                         122,719               (8,716)
                                                                -----------------   ------------------
Net Cash Used in Operating Activities                                    122,331             (453,182)

Cash Flows from Financing Activities
Payment of note payable                                                 (150,000)            (315,891)
Loans from shareholders                                                    2,009               10,000
Stock issued for cash                                                          -               80,000
Offering costs                                                                 -                    -
Proceeds from loan payable                                                     -                    -
Proceeds from convertible notes                                                -                    -
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                        (147,991)            (225,891)
                                                                -----------------   ------------------
Net Increase (Decrease) in Cash                                          (25,660)            (679,073)

Cash and cash equivalents - Beginning of period                           34,559              777,171
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                $ 8,899             $ 98,098
                                                                =================   ==================

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                $ 44,391              $ 2,310
                                                                =================   ==================
Income Taxes                                                                 $ -                  $ -
                                                                =================   ==================
Non-Cash Transactions - Investing activities:
Stock issued for services                                                    $ -                  $ -
                                                                =================   ==================
Warrants issued for services                                                 $ -                  $ -
                                                                =================   ==================
Capitalized interest during construction period                              $ -                  $ -
                                                                =================   ==================
Financing activities
Cancellation of common shares                                                $ -             $ 75,000
                                                                =================   ==================
Loan Discount                                                           $ 19,476                  $ -
                                                                =================   ==================


 See the accompanying notes to the consolidated financial statements.

                                      F-4

                                 BIOFUELS, INC.
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended March 31, 2009 and 2008
                                   (Unaudited)
Note 1 - Organization, Nature of Operations and Basis of Presentation

Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006, to engage in the business of the production of biodiesel fuel. Tonga Capital Corporation was incorporated on January 29, 1987, in Colorado, and was been a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. On May 31, 2006, Tonga Capital Corporation (Tonga), a Colorado Corporation, signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 39,275,000 shares of common stock of Tonga in exchange for 39,275,000 shares of Momentum Biofuels, Inc. This transaction was accounted for as a reverse merger with Momentum Biofuels, Inc. being treated as the accounting acquirer.

Our business purpose is to manufacture high quality biodiesel fuel for sale to local distributors, jobbers, and state and local government fleets.

Basis of Presentation

Interim Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc. (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2008, as reported in the Form 10-K have been omitted.

Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the three months ended March 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $14,074,593 through March 31, 2009. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The accounts receivable balance at March 31, 2009 was zero.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Description                                                  Life
-------------------------------------------------------     ----------

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2009 and 2008, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Description                                             2009         2008
-------------------------------------------------  ------------ -------------
Weighted average shares used to compute basic and
diluted net loss per common share:                   47,724,444   48,559,181

Securities convertible into shares of common
stock, not used
            Stock warrants for common stock           2,062,000    2,062,000
      Options awarded to executives and consultants   9,250,000    9,250,000
                                                    ------------ ------------

Total securities convertible into shares of common
stock                                                11,582,000   11,582,000
                                                    ============ ============

Recent Accounting Pronouncements

Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

During the three months ended March 31, 2009, one customer accounted for 100% of
Momentum's  revenue.   Momentum  performs  ongoing  credit  evaluations  of  its
customers' financial condition. Momentum's accounts receivable are unsecured.

Note 4 - Inventories

As of March 31, 2009 and December 31, 2008, inventory consisted of the following:

Description                                          2009              2008
-----------                                          ----              ----
Finished Goods                                   $       0        $     1,980
Raw Materials                                            0             71,572
                                                -----------        -----------
Total                                            $       0         $   73,552
                                               ============        ==========

Note 5 - Property and Equipment

Property, plant and equipment as of March 31, 2009 and December 31, 2008 consisted of the following:

Description                                       2009               2008
-----------                                       ----               ----

 Plant                                    $     3,279,592      $   3,279,592
 Plant machinery and equipment                     44,455             44,455
 Office furniture and equipment                    52,239             52,239
 Computer software                                  3,220              3,220
 Leasehold Improvements                            41,251             41,251
                                          ----------------     --------------
      Total Assets                              3,420,757          3,420,757
                                          ----------------     --------------
Accumulated Depreciation & Amortization          (930,450)          (802,855)
                                          ----------------     --------------
                                          $     2,490,307      $   2,617,902
                                          ================     ==============

Note 6 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the three months ended March 31, 2009 and 2008, depreciation and amortization expense was $127,595 and $130,844, respectively.

Note 7 - Loans Payable

During the year ended December 31, 2008, Momentum entered into an account purchasing agreement, payable to Crown Financial to sell certain accounts to Crown Financial totaling $150,000. The agreement accrued interest at 12% per annum. On January 31, 2009, Momentum paid the agreement in full and accrued interest of $15,000.

Note 8 - Notes Payable - Related Parties

Notes payables to related parties as of March 31, 2009 and December 31, 2008, consisted of the following:

Description                                          2009          2008
--------------------------------------------   --------------  --------------
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

The notes mature on May 1, 2013.               $      125,000    $   125,000

The loan discount was calculated using
the beneficial  conversion  feature.  The
warrants were valued per the Black Scholes
method. The assumptions used to value
the warrants included an expected term of
7 years, a risk-free  interest rate of
3.78%,expected  volatility  using  comparable
company  volatility  of 215%,  an exercise
price of $0.40 and a stock  price on the
date of grant of  $0.50.  The discount will
be amortized over the life of the notes.             (67,620)     (71,682)
                                             -----------------  -------------
                                              $       57,380    $     53,318
                                             =================  =============

Note 9 - Convertible Notes Payable

Convertible notes payable as of March 31, 2009 and December 31, 2008 consisted of the following:

Description                                       2009               2008
-------------------------------------------  ---------------  ---------------

Notes  payable  originally  issued to ten
lenders.  The interest rate is 10% per
annum,  payable  quarterly.  These  notes
are  secured  by all of the assets and
property of Momentum.  The notes may be
converted  into shares of MMBI's  Common
stock at any time at a  conversion  price
of $0.40 per  share.  If the notes are
prepaid  before  May 1,  2010,  Momentum
will  issue the  lenders a warrant  to
purchase one share of Momentum common stock
for each $1.00  principal  amount of
the note. Momentum does not Consider prepayment
likely. The notes mature on May 1, 2013.         $  475,000      $  475,000

The loan discount was calculated using the
Beneficial  conversion  feature.  The
warrants were valued per the Black Scholes
method. The assumptions used to value
the Warrants included an expected term of
7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using
comparable  company  volatility of 215%, an
exercise  price of $0.40 and a stock  price
on the date of grant of  $0.50.  The
discount will be amortized over the life of
the notes.                                         (256,978)       (272,392)

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
The notes mature on May 1, 2013.                     15,000          15,000
                                              --------------   -------------
  Total                                       $     233,022     $    217,608
                                              ==============   =============

In conjunction with the notes payable referred to above, a lending agent was paid a placement fee of $42,000. In addition the agent was issued 600,000 warrants with an exercise price of $0.40. Further explanation of the valuation of the warrants is found in Note 14.

Note 10 - Obligations and Commitments

Momentum has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Momentum is obligated to make the following payments:
          Year Ending
          December 31,                        Amount
------------------------------------    --------------------
               2009                     $         289,163
               2010                     $         317,074
               2011                     $         303,343
               2012                     $         117,619

Rental expense for the three months ended March 31, 2009 was $76,253. Rental expense for the three months ended March 31, 2008 was $76,253.

Note 11 - Income

Taxes Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008 are as follows:

                                              2009                  2008
                                    ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                   $   1,439,000        $    1,439,000
  Less valuation allowance                 (1,439,000)           (1,439,000)
                                    ------------------    -------------------

Net deferred tax assets                 $           -         $           -
                                    ==================    ===================

As of December 31, 2008, Momentum had a net operating loss carryforward for federal income tax purposes of approximately $4,824,518 that may be offset against future taxable income. As more fully disclosed in Note 1, Momentum experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Momentum's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

Momentum has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire starting in 2026.

Note 12 - Equity Transactions

During the three months ended March 31, 2009, Momentum did not issue any shares of its common stock.

Note 13 -  Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

Option activity for the period from January 1, 2009 through March 31, 2009 is as follows:


              Expiration    Exercise
Grant Date    Date          Price     Beginning  Granted  Forfeited  Ending
----------    -----------   --------  ---------  -------  ---------  -------
04/20/07      04/20/12      $1.00     2,250,000                      2,250,000
10/16/07      10/16/12      $1.00     6,000,000                      6,000,000
11/01/07      11/01/12      $1.00     1,000,000                      1,000,000

The weighted average exercise price for all options outstanding as of March 31, 2009 was $1.

Note 14 - Warrant  Activity

Warrants activity for the period from January 1, 2009 through March 31, 2009 is as follows:


              Expiration    Exercise
Grant Date    Date          Price     Beginning  Granted  Exercised  Ending
----------    -----------   --------  ---------  -------  ---------  -------
06/27/2006    06/27/2016    $1.00       100,000                        100,000
11/30/2006    11/30/2016    $1.00        10,000                         10,000
12/31/2006    12/31/2016    $1.00        10,000                         10,000
01/31/2007    01/31/2017    $1.00        10,000(1)                      10,000
02/01/2007    02/01/2017    $1.00         2,000(1)                       2,000
08/31/2007    08/31/2009    $1.00     1,000,000(2)                   1,000,000
10/04/2007    10/04/2009    $1.00       150,000(3)                     150,000
06/25/2008    06/25/2015    $0.40       300,000(4)                     300,000
06/25/2008    06/25/2015    $0.40       600,000(5)                     600,000
                                      -----------  ------ ---------- ---------
                                    $ 2,182,000                     $2,182,000
                                      ===========  ====== ========== =========

The weighted average exercise price for all warrants outstanding as of March 31, 2009 was $0.75.

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

(4) Momentum calculated the fair value of these warrants at $149,624 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50. The relative fair value of these warrants was combined with the value of the beneficial conversion feature of the convertible notes described in Note 10, and recorded as a discount on the notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING  STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended March 31, 2009 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.


The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 1 to the unaudited quarterly financial statements.

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

RESULTS OF OPERATIONS

Results of Operations For Three Months Ended March 31, 2009 Compared To The Three Months Ended March 31, 2008.

The Company recognized revenue of $182,718 for the three months ending March 31, 2009, compared to $348,930 of revenue during the three months ended March 31, 2008.

During the three months ended March 31, 2009, the Company incurred $161,973 in cost of sales, resulting in a gross profit of $20,745 compared to $251,623 in cost of goods sold; resulting in a gross profit of $97,307 for the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company incurred operating expenses of $865,712 compared to $1,208,814 during the three months ended March 31, 2008. Operating expenses during the three months ended March 31, 2009 included, $228,471 in plant expenses and $637,241 in general and administrative expenses, compared to $430,349 in plant expenses and $778,465 in administrative expenses for the three months ended March 31, 2008.

During the three months ended March 31, 2009, the Company incurred net interest expense of $44,391, compared to $1,228 for the three months ended March 31, 2008.

During the three months ended March 31, 2009, the Company recognized a net loss of $889,358 compared with a net loss of $1,112,735 for the three months ended March 31, 2008. The decrease of $223,377 was due primarily to decrease in payroll expense and consulting fees. The net loss per share for the three months ended March 31, 2009, was $0.02 per share compared to a net loss per share of $0.02 for the three months ending March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had $8,899 in cash and $2,800,727 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash provided by operating activities during the three months ended March 31, 2009 was $122,331. During the three months ended March 31, 2008, the Company used net cash of $453,182 in operating activities. During the three months ended March 31, 2009, net losses of $889,358 were adjusted for non-cash items that included $127,595 in depreciation and amortization expense and $394,395 in share based compensation. During the three months ended March 31, 2008, net losses of $1,112,735 were adjusted for the non-cash items of $130,843 in depreciation and amortization expense and $335,254 in share based compensation.

During the three months ended March 31, 2009, the Company used $0 in cash in its investing activities. During the three months ended March 31, 2008, the Company used $0 in its investing activities.

Net cash used by financing activities during the three months ended March 31, 2009 was $147,991. During the three months ended March 31, 2008, the Company used funds by financing activities was $225,891.

On January 31, 2009, the Company paid in full the outstanding loan held by Crown Financial. The loan had an issue date of December 1, 2008 and bears an interest rate of 12% per annum. The final payment was $165,000, cash, including fees and interest.

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

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of March 31, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         - NOT APPLICABLE

ITEM 4 CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008. Accordingly, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

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

The material weakness identified in our annual report on Form 10-K for the year ended December 31, 2008 were related to a lack of an accounting staff resulting in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Which have not been resolved as of March 31, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended March 31, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended March 31, 2009.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2008, there were material weaknesses in our internal control over financial reporting. We have analyzed our processes for all business units and the established policies and procedures with necessary segregation of duties, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we have evaluated the necessary steps to improve our controls over financial reporting and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008 and March 31, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

The aggregate costs of remediation are unknown at this time.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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



                             MOMENTUM BIOFUELS, INC.
                                (The Registrant)


Date:  May 18, 2009                  By: /s/ Gregory A. Enders
                                         ---------------------
                                             Gregory A. Enders,
                                             President, Chief Executive Officer,
                                             and Principal Accounting Officer