Form 10-Q
period 2009-06-30
MOMENTUM BIOFUELS, INC.
filed 2009-08-18
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2009

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

                      4700 New W. Drive, Pasadena, TX 77507
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 334-5161
                    ( TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated  filer [ ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [ X]

As of August 14, 2009, there were 47,724,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)
Page

         Consolidated Balance Sheets - June 30, 2009 (Unaudited) and
                           December 31, 2008 (Audited)
                                                                                        F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three and Six months ended June 30, 2009 and 2008                     F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unaudited) June 30, 2009                                            F-3

         Consolidated Statements of Cash Flows  (Unaudited) -
                  Three and Six months ended June 30, 2009 and 2008                     F-4

         Notes to the Unaudited Consolidated Financial Statements                       F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
                                                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                          3

Item 4T.  Controls and Procedures                                                        3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                              4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     4
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                4

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable            5

Item 5.  Other Information - Not Applicable                                              5

Item 6.  Exhibits                                                                        5
SIGNATURES



                            MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets


                                                                June 30, 2009      December 31, 2008
                                                               ---------------------------------------
                                                                 (Unaudited)           (Audited)
 ASSETS
Current Assets
Cash                                                                      $ 202              $ 34,559
Accounts Receivable, net                                                      -                 2,190
Inventory                                                                     -                73,552
Prepaid insurance                                                             -                32,063
                                                               -----------------   -------------------
Total current assets                                                        202               142,364

Property & equipment, net of accumulated depreciation and
  amortization                                                        2,275,483             2,617,902
Other Assets                                                            293,372               327,469
                                                               -----------------   -------------------
TOTAL ASSETS                                                        $ 2,569,057           $ 3,087,735
                                                               =================   ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                      $ 991,556             $ 569,779
Accrued expenses                                                        609,499               491,330
Advances - related parties                                               16,219                14,210
Loan payable                                                                  -               150,000
                                                               -----------------   -------------------
Total Current Liabilities                                             1,617,274             1,225,319
                                                               -----------------   -------------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties            61,439                53,318
Senior secured convertible note - net of discount                       248,439               217,608
                                                               -----------------   -------------------
Total Long Term Liabilities                                             309,878               270,926
                                                               ---------------------------------------
Total Liabilities                                                     1,927,152             1,496,245
                                                               -----------------   -------------------
Stockholders' Equity
Common stock, $0.01 par value; 500,000,000 shares authorized,
47,724,444 issued and outstanding on June 30, 2009 and
December 31, 2008, respectively                                         477,244               477,244
Additional paid-in capital                                           15,088,272            14,299,482
Accumulated Deficit                                                 (14,923,611)          (13,185,236)
                                                               -----------------   -------------------
Total Stockholders' Equity                                              641,905             1,591,490
                                                               -----------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,569,057           $ 3,087,735
                                                               =================   ===================

  See the accompanying notes to the consolidated financial statements.




                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  Three Months Ended June 30,              Six Months Ended June 30,
                                                   2009                2008                2009                2008
                                              ----------------    ----------------    ----------------    ----------------
Revenue                                                   $ -              $ (572)          $ 182,718           $ 348,357
Cost of goods sold                                          -                   -             161,973             251,623
                                              ----------------    ----------------    ----------------    ----------------
Gross profit                                                -                (572)             20,745              96,734


Operating Expenses
Plant expenses                                        283,011             357,591             511,482             787,939
General and administrative                            526,477             741,474           1,163,718           1,519,939
                                              ----------------    ----------------    ----------------    ----------------
Total Operating Expenses                              809,488           1,099,065           1,675,200           2,307,878
                                              ----------------    ----------------    ----------------    ----------------

Loss from operations                                 (809,488)         (1,099,637)         (1,654,455)         (2,211,144)
                                              ----------------    ----------------    ----------------    ----------------
Other Income (Expense)
Interest income                                             -                 229                   -               1,311
Interest expense                                      (39,530)             (6,202)            (83,921)             (8,512)
                                              ----------------    ----------------    ----------------    ----------------
Total Other Income (Expense)                          (39,530)             (5,973)            (83,921)             (7,201)
                                              ----------------    ----------------    ----------------    ----------------
Net Loss                                           $ (849,018)       $ (1,105,610)       $ (1,738,376)       $ (2,218,345)
                                              ================    ================    ================    ================
Per Share Information:
Weighted average number of common shares
outstanding Basic and Dilute                       47,724,444          47,528,756          47,724,444          49,435,545
                                              ================    ================    ================    ================
Net Loss per Share                                    $ (0.02)            $ (0.02)            $ (0.04)            $ (0.04)
                                              ================    ================    ================    ================



See the accompanying notes to the consolidated financial statements.


                                      F-2



                            MOMENTUM BIOFUELS, INC.
                 Consolidated Statement of Stockholders' Equity
           For the Period from January 1, 2009 through June 30, 2009
                                  (Unaudited)


                                           Common Stock            Additional
                                                                    Paid-In             Accumulated
                                   Shares           Amount          Capital             Deficit         Totals
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - January 1, 2009             47,724,444       $ 477,244     $ 14,299,482      $ (13,185,235)      $1,591,491
Employee stock option
compensation                                   -               -          788,790                  -          788,790

Net loss                                       -               -                -         (1,738,376)      (1,738,376)
                                  ---------------  --------------  ---------------  -----------------  ---------------

Balance - June 30, 2009               47,724,444       $ 477,244     $ 15,088,272      $ (14,923,611)       $ 641,905
                                  ===============  ==============  ===============  =================  ===============


See the accompanying notes to the consolidated financial statements.

                                      F-3



                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2009 & 2008
                                  (Unaudited)


                                                                      2009                2008
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                            $ (1,738,376)        $ (2,218,345)
Adjustments to reconcile net loss to cash used in operating
 activities
Depreciation                                                             342,419              261,687
Bad debt expense                                                                               29,866
Deferred loan cost expense                                                17,049                    -
Interest expense - amortization of debt discount                          38,952                    -
Share based compensation                                                 788,790              729,649
Shares issued for service                                                      -                    -
Changes in Assets and Liabilities
Accounts receivable                                                        2,190              (40,652)
Inventory                                                                 73,552               37,623
Prepaid expenses and other current assets                                 32,063                7,120
Accounts payable                                                         421,777              207,399
Accrued expenses                                                         118,169               72,643
                                                                -----------------   ------------------
Net Cash Provided (Used) in Operating Activities                          96,585             (913,010)

Cash Flows from Investing Activities
Other Assets                                                              17,049              (42,000)
                                                                -----------------   ------------------
Net Cash Provided (Used) in Investing Activities                          17,049              (42,000)

Cash Flows from Financing Activities
Payment of note payable                                                 (150,000)            (315,891)
Loans from shareholders                                                    2,009               10,000
Stock issued for cash                                                          -               80,000
Offering costs                                                                 -                    -
Proceeds from loan payable                                                     -                    -
Proceeds from convertible notes                                                -              600,000
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                        (147,991)             374,109
                                                                -----------------   ------------------
Net Increase (Decrease) in Cash                                          (34,357)            (580,901)

Cash and cash equivalents - Beginning of period                           34,559              777,171
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                  $ 202            $ 196,270
                                                                =================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                $ 83,921              $ 8,512
                                                                =================   ==================
Income Taxes                                                                 $ -                  $ -
                                                                =================   ==================
Non-Cash Transactions - Investing activities:
Stock issued for services                                                    $ -                  $ -
                                                                =================   ==================
Warrants issued for services                                                 $ -            $ 298,971
                                                                =================   ==================
Capitalized interest during construction period                              $ -                  $ -
                                                                =================   ==================
Financing activities
Cancellation of common shares                                                $ -             $ 75,000
                                                                =================   ==================
Loan Discount                                                           $ 38,952                  $ -
                                                                =================   ==================


 See the accompanying notes to the consolidated financial statements.



                             MOMENTUM BIOFUELS, INC.
                 Notes to the Consolidated Financial Statements
                 For the Six Months Ended June 30, 2009 and 2008
                                   (Unaudited)

Note 1 - Organization, Nature of Operations and Basis of Presentation

Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006, to engage in the business of the production of biodiesel fuel.

Tonga Capital Corporation was incorporated on January 29, 1987, in Colorado, and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. On May 31, 2006, Tonga Capital Corporation (Tonga), a Colorado Corporation, signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 39,275,000 shares of common stock of Tonga in exchange for 39,275,000 shares of Momentum Biofuels, Inc. This transaction was accounted for as a reverse merger with Momentum Biofuels, Inc. being treated as the accounting acquirer.

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

Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company currently has an accumulated deficit of $14,923,611 through June 30, 2009. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts  Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The accounts receivable balance at June 30, 2009 was zero.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six months ended June 30, 2009 and 2008, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Note 4 - Inventories

As of June 30, 2009 and December 31, 2008, inventory consisted of the following:

Description                                          2009              2008
-----------                                          ----              ----
Finished Goods                                   $       0        $     1,980
Raw Materials                                            0             71,572
                                                -----------        -----------
Total                                            $       0         $   73,552
                                               ============        ==========

Note 5 - Property and Equipment

Property, plant and equipment as of June 30, 2009 and December 31, 2008, consisted of the following:


Description                                       2009               2008
-----------                                       ----               ----

 Plant                                    $     3,279,592      $   3,279,592
 Plant machinery and equipment                     44,455             44,455
 Office furniture and equipment                    52,239             52,239
 Computer software                                  3,220              3,220
 Leasehold Improvements                            41,251             41,251
                                          ----------------     --------------
      Total Assets                              3,420,757          3,420,757
                                          ----------------     --------------
Accumulated Depreciation & Amortization        (1,145,274)          (802,855)
                                          ----------------     --------------
                                          $     2,275,483      $   2,617,902
                                          ================     ==============

Note 6 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the Six months ended June 30, 2009 and 2008, depreciation and amortization expense was $342,419 and $261,687, respectively.

Note 7 - Loans Payable

During the year ended December 31, 2008, Momentum entered into an account purchasing agreement, payable to Crown Financial to sell certain accounts to Crown Financial totaling $150,000. The agreement accrued interest at 12% per annum. On January 31, 2009, Momentum paid the agreement in full and including accrued interest of $15,000.

Note 8 - Notes Payable - Related Parties

Notes payables to related parties as of June 30, 2009 and December 31, 2008, consisted of the following:

Description                                                                              2009          2008
--------------------------------------------                                       --------------  --------------
Notes payable originally issued to Richard Robert,  Richard Cilento,  David Fick and J. Paul Consulting.  The interest rate is 10% per annum,  payable quarterly.
These notes are Secured by all of the assets and property of Momentum. The notes may be converted  into shares of MMBI's common stock at any time at a conversion price of $0.40 per share. If the notes are prepaid before May 1, 2010,  Momentum will issue the lenders a warrant to Purchase one share of Momentum  common stock for each  $1.00  principal  amount  of the  note.  Momentum  does  not  consider prepayment likely.

The notes mature on May 1, 2013.                                                  $      125,000     $  125,000

The loan discount was calculated using the beneficial  conversion  feature.  The warrants were valued per the Black Scholes method. The assumptions used to value the warrants included an expected term of 7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using  comparable  company  volatility of 215%, an exercise  price of $0.40 and a stock  price on the date of grant of  $0.50.  The
discount will be amortized over the life of the notes.                                   (63,561)        (71,682)
                                                                                    -----------------  -------------
                                                                                  $       61,439     $    53,318
                                                                                    =================  =============

Note 9 - Convertible Notes Payable

Convertible notes payable as of June 30, 2009 and December 31, 2008, consisted of the following:

Description                                                                                2009               2008
-------------------------------------------                                         ---------------  ---------------

Notes  payable  originally  issued to ten lenders.  The interest rate is 10% per annum,  payable  quarterly.  These  notes are  secured  by all of the assets and property of Momentum.  The notes may be converted  into shares of MMBI's  Common stock at any time at a  conversion  price of $0.40 per  share.  If the notes are prepaid  before  May 1,  2010,  Momentum  will  issue the  lenders a warrant  to purchase one share of Momentum common stock for each $1.00  principal  amount of the note. Momentum does not consider prepayment likely. The notes mature
on May 1, 2013.                                                                       $  475,000      $  475,000

The loan discount was calculated using the beneficial  conversion  feature.  The warrants were valued per the Black Scholes method. The assumptions used to value the Warrants included an expected term of 7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using  comparable  company  volatility of 215%, an exercise  price of $0.40 and a stock  price on the date of grant of  $0.50.  The
discount will be amortized over the life of the notes.                                  (241,561)       (272,392)

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

The notes mature on May 1, 2013.                                                          15,000          15,000
                                                                                      --------------   -------------
  Total                                                                            $     248,439     $   217,608
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

Rental expense for the six months ended June 30, 2009 was $152,506. Rental expense for the six months ended June 30, 2008 was $134,027. Note 12 - Income Taxes Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008 are as follows:

                                              2009                  2008
                                    ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                   $   1,439,000        $    1,429,000
  Less valuation allowance                 (1,439,000)           (1,429,000)
                                    ------------------    -------------------

Net deferred tax assets                 $           -         $           -
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

During the six months ended June 30, 2009, Momentum did not issue any shares of its common stock.

Note  13  -  Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

Option activity for the period from January 1, 2009 through June 30, 2009 is as follows:

             Expiration  Exercise
Grant Date   Date        Price     Beginning     Granted  Forfeited   Ending
----------   ----        -----     ---------     -------  ---------   ------

04/20/07    04/2/12      $1.00     2,250,000                          2,250,000
10/16/07    10/16/12     $1.00     6,000,000                          6,000,000
11/01/07    11/01/12     $1.00     1,000,000                          1,000,000

The weighted average exercise price for all options outstanding as of June 30, 2009 was $1.

Note 14 - Warrant Activity Warrants activity for the period from January 1, 2009 through June 30, 2009 is as follows:

The weighted average exercise price for all warrants outstanding as of June 30, 2009 was $1.00.

Expiration    Exercise
Grant Date    Date        Price     Beginning     Granted  Exercised   Ending
----------    ----        -----     ---------     -------  ---------   ------



06/27/06     06/27/16     $1.00     100,000                           100,000
11/30/06     11/30/16     $1.00      10,000                            10,000
12/31/06     12/31/16     $1.00      10,000                            10,000
01/31/07     01/31/17     $1.00      10,000                            10,000
02/01/07     02/01/12     $1.00       2,000                             2,000
08/31/07     08/31/09     $1.00   1,000,000                         1,000,000
10/04/07     10/04/09     $1.00     150,000                           150,000
06/25/08     06/25/15     $0.40     300,000 (1)                       300,000
06/25/08     06/25/15     $0.40     600,000 (2)                       600,000
                                 --------------  --------- ------- -------------
                                 $2,182,000                        $2,182,000
                                 ==============  ========= ======= =============

The weighted average exercise price for all warrants outstanding as of June 30, 2009 was $0.75.

 (1) Momentum calculated the fair value of these warrants at $149,624 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50. The relative fair value of these warrants was combined with the value of the beneficial conversion feature of the convertible notes described in Note 10, and recorded as a discount on the notes.

(2) Momentum calculated the fair value of these warrants at $298,971 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended June 30, 2009 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

During the year ended December 31, 2008, petroleum diesel was as high as $5.10 per gallon and as low as $1.85 per gallon. Biodiesel prices tracked very closely with this price fluctuation. The raw materials used to produce biodiesel (feedstock and chemicals) also varied wildly with feedstock being as low as $0.15 per pound ($1.15 per gallon) and $0.65 per pound ($4.97 per gallon). Chemicals, such as Methanol, varied similarly in price from $3.00 per gallon to as low as $0.80 per gallon. Federal, state and local mandates were put on hold, temporarily ignored or postponed while the government and the market sort out the future for alternative fuels, especially biodiesel.

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

RESULTS OF OPERATIONS

Results of Operations For Three months ended June 30, 2009 Compared To The Three months ended June 30, 2008.

The Company recognized revenue of $0 for the three months ending June 30, 2009 compared to $(572) of revenue during the three months ended June 30, 2008. There no cost of sales during the three months ended June 30, 2009 or for the three months ended June 30, 2008.

During the three months ended June 30, 2009, the Company incurred total expenses of $809,488 compared to $1,099,065 during the three months ended June 30, 2008. The decrease in total expenses of $290,149 is a result of the decreased operations of the Company during the three months ended June 30, 2009. Total expenses during the three months ended June 30, 2009 included, $283,011 in plant expenses and $526,477 in general and administrative expenses.

During the three months ended June 30, 2009, the Company recognized a net loss of $849,018 compared with a net loss of $1,102,049 for the three months ending June 30, 2008. The decrease of $253,031 was due primarily to decrease in salaries and wages, consultant fees and insurance. The net loss per share for the three months ended June 30, 2009, was $0.02 per share compared to a net loss per share of $0.02 for the three months ending June 30, 2008.

Results of Operations For Six months ended June 30, 2009 Compared To The Six months ended June 30, 2008.

The Company recognized revenue of $182,718 for the six months ending June 30, 2009, compared to $348,930 of revenue during the six months ended June 30, 2008.

During the six months ended June 30, 2009, the Company incurred $161,973 in cost of sales, resulting in a gross profit of $20,745 compared to $251,623 in cost of goods sold; resulting in a gross profit of $96,734 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company incurred operating expenses of $1,675,200 compared to $2,307,878 during the six months ended June 30, 2008. Operating expenses during the six months ended June 30, 2009 included, $511,482 in plant expenses and $1,163,718 in general and administrative expenses, compared to $787,939 in plant expenses and $1,519,939 in administrative expenses for the six months ended June 30, 2008.

During the six months ended June 30, 2009, the Company incurred net interest expense of $83,921, compared to $7,201 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company recognized a net loss of $1,739,376 compared with a net loss of $2,218,345 for the six months ended June 30, 2008. The decrease of $479,969 was due primarily to decrease in payroll expense and consulting fees. The net loss per share for the six months ended June 30, 2009, was $0.04 per share compared to a net loss per share of $0.04 for the six months ending June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had $202 in cash and $2,568,855 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash provided by operating activities during the six months ended June 30, 2009 was $96,585. During the six months ended June 30, 2008, the Company used net cash of $913,010 in operating activities. During the six months ended June 30, 2009, net losses of $1,738,376 were adjusted for non-cash items that included $342,419 in depreciation and amortization expense and $788,790 in share based compensation. During the six months ended June 30, 2008, net losses of $2,218,345 were adjusted for the non-cash items of $261,687 in depreciation and amortization expense and $729,649 in share based compensation.

During the six months ended June 30, 2009, the net cash provided by its investing activities was $17,049.

During the six months ended June 30, 2008, the Company used $42,000 in its investing activities.

Net cash used by financing activities during the six months ended June 30, 2009 was $147,991. During the six months ended June 30, 2008, financing activities provided net funds in the amount of $374,109.

On January 31, 2009, the Company paid in full the outstanding loan held by Crown Financial. The loan had an issue date of December 1, 2008 and an interest rate of 12% per annum. The final payment was $165,000 cash, including fees and interest.

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

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of June 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         - NOT APPLICABLE

ITEM 4 CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008. Accordingly, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended June 30, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended June 30, 2009.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008 and June 30, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                             MOMENTUM BIOFUELS, INC.
                                (The Registrant)


Date:  August 17, 2009                   By: /s/ Gregory A. Enders
                                             ---------------------
                                                 Gregory A. Enders,
                                                 President, Chief Executive
                                                 Officer, and Principal
                                                 Accounting Officer