Form 10-Q
period 2009-09-30
MOMENTUM BIOFUELS, INC.
filed 2009-11-23
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2009

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

                      4700 New W. Drive, Pasadena, TX 77507
                      -------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 334-5161
                                 --------------
                    ( TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of September 16, 2009, there were 47,524,444 shares of the registrant's sole class of common shares outstanding.







PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                   Page
                                                                                                  ----

         Consolidated Balance Sheets - September 30, 2009 (Unaudited) and
                           December 31, 2008 (Audited)                                              F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three and Nine months ended September 30, 2009 and 2008                           F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unaudited) September 30, 2009                                                   F-3

         Consolidated Statements of Cash Flows  (Unaudited) -
                  Three and Nine months ended September 30, 2009 and 2008                           F-4

         Notes to the Unaudited Consolidated Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                 6

Item 4. Controls and Procedures                                                                      6

Item 4T.  Controls and Procedures                                                                    7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                          9

Item 1A. Risk Factors - Not Applicable                                                               9


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 9
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                            9

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                        9

Item 5.  Other Information - Not Applicable                                                          9

Item 6.  Exhibits                                                                                    9
SIGNATURES                                                                                          10


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.



                            MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets


                                                               September 30, 2009      December 31, 2008
                                                               -------------------------------------------
                                                                   (Unaudited)             (Audited)
 ASSETS
Current Assets
Cash                                                                       $ 1,847               $ 34,559
Accounts Receivable, net                                                         -                  2,190
Inventory                                                                        -                 73,552
Prepaid insurance                                                                -                 32,063
                                                               --------------------   --------------------
Total current assets                                                         1,847                142,364

Property & equipment, net of accumulated
depreciation and amortization                                            2,327,648              2,617,902
Other Assets                                                               287,689                327,469
                                                               --------------------   --------------------
TOTAL ASSETS                                                           $ 2,617,184            $ 3,087,735
                                                               ====================   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                       $ 1,642,266              $ 569,779
Accrued expenses                                                            84,605                491,330
Advances - related parties                                                  16,219                 14,210
Loan payable                                                                     -                150,000
Short term notes payable - related parties                                 105,200                      -
                                                               --------------------   --------------------
Total Current Liabilities                                                1,848,290              1,225,319
                                                               --------------------   --------------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties               64,145                 53,318
Senior secured convertible note - net of discount                          338,717                217,608
                                                               --------------------   --------------------

Total Long Term Liabilities                                                402,862                270,926
                                                               --------------------   --------------------
Total Liabilities                                                        2,251,152              1,496,245
                                                               --------------------   --------------------
Stockholders' Equity

Common stock, $0.01 par value; 500,000,000 shares authorized,
47,524,444 shares issued and outstanding on Septmber 30, 2009
and December 31, 2008, respectively                                        475,244                477,244
Additional paid-in capital                                              15,404,667             14,299,482
Accumulated Deficit                                                    (15,513,879)           (13,185,236)
                                                               --------------------   --------------------
Total Stockholders' Equity                                                 366,032              1,591,490
                                                               --------------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 2,617,184            $ 3,087,735
                                                               ====================   ====================

  See the accompanying notes to the consolidated financial statements.

                                      F-1



                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                                  (Unaudited)


                                               Three Months Ended September 30,         Nine Months Ended September 30,
                                                 2009                 2008                 2009                 2008
                                           -----------------    -----------------    -----------------    -----------------
Revenue                                                 $ -             $ 37,594            $ 182,718            $ 385,951
Cost of goods sold                                        -                4,642              161,973              256,265
                                           -----------------    -----------------    -----------------    -----------------
Gross profit                                              -               32,952               20,745              129,686


Operating Expenses
Plant expenses                                       26,891              314,898              538,373            1,102,838
General and administrative                          541,845              710,882            1,705,563            2,230,821
                                           -----------------    -----------------    -----------------    -----------------
Total Operating Expenses                            568,736            1,025,780            2,243,936            3,333,659
                                           -----------------    -----------------    -----------------    -----------------
Loss from operations                               (568,736)            (992,828)          (2,223,191)          (3,203,973)
                                           -----------------    -----------------    -----------------    -----------------

Other Income (Expense)
Interest income                                           -                    -                    -                1,311
Interest expense                                    (21,532)             (43,705)            (105,453)             (48,655)
                                           -----------------    -----------------    -----------------    -----------------
Total Other Income (Expense)                        (21,532)             (43,705)            (105,453)             (47,344)
                                           -----------------    -----------------    -----------------    -----------------
Net Loss                                         $ (590,268)        $ (1,036,533)        $ (2,328,644)        $ (3,251,317)
                                           =================    =================    =================    =================
Per Share Information:

Weighted average number of common
shares outstanding Basic and Diluted             47,524,444           47,528,756           47,524,444           49,435,545
                                           =================    =================    =================    =================
Net Loss per Share                                  $ (0.01)             $ (0.02)             $ (0.05)             $ (0.07)
                                           =================    =================    =================    =================

See the accompanying notes to the consolidated financial statements.

                                      F-2


                            MOMENTUM BIOFUELS, INC.
                 Consolidated Statement of Stockholders' Equity
         For the Period from January 1, 2009 through September 30, 2009
                                  (Unaudited)


                                           Common Stock            Additional       Accumulated
                                   Shares           Amount          Paid-In           Deficit
                                                                     Capital                               Totals
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - January 1, 2009             47,724,444       $ 477,244     $ 14,299,482      $ (13,185,235)      $1,591,491
Shares issued in private
placement for cash                      (200,000)         (2,000)         (78,000)                  -         (80,000)

Note Conversion                                -               -                -                   -               -

Conversion of interest on note                 -               -                -                   -               -
Directors stock based on compensation          -               -                -                   -               -

Shares issued for services                     -               -                -                   -               -

Warrants issued for services                   -               -                -                   -               -
Employee stock option compensation             -               -        1,183,185                           1,183,185
Net loss                                       -               -                -         (2,328,644)      (2,328,644)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - September 30, 2009          47,524,444       $ 475,244     $ 15,404,667      $ (15,513,879)       $ 366,032
                                  ===============  ==============  ===============  =================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-3



                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2009 & 2008
                                  (Unaudited)


                                                                      2009                2008
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                            $ (2,328,644)        $ (3,251,317)
Adjustments to reconcile net loss to cash used in operating
activities
Depreciation                                                             340,254              393,458
Bad debt expense                                                               -               29,866
Deferred loan cost expense                                                39,780               22,731
Interest expense - amortization of debt discount                          51,936               25,968
Share based compensation                                               1,183,185            1,124,044
Shares issued for service                                                      -               88,358
Changes in Assets and Liabilities
Accounts receivable                                                        2,190              (26,757)
Inventory                                                                 73,552               54,520
Prepaid expenses and other current assets                                 32,063               22,746
Accounts payable                                                       1,072,487              274,718
Accrued expenses                                                        (406,725)             155,490
                                                                -----------------   ------------------
Net Cash Provided (Used) in Operating Activities                          60,078           (1,086,175)

Cash Flows from Investing Activities
Other Assets                                                                   -              (42,000)
Acquisition of fixed assets                                              (50,000)             (22,274)
                                                                -----------------   ------------------
Net Cash Provided (Used) in Investing Activities                         (50,000)             (64,274)

Cash Flows from Financing Activities
Payment of note payable                                                 (150,000)            (315,891)
Loans from shareholders                                                    2,009               10,000
Stock issued for cash                                                    (80,000)              80,000
Offering costs                                                                 -                    -
Proceeds from loan payable                                               105,200                    -
Proceeds from convertible notes                                           80,000              600,000
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                         (42,791)             374,109
                                                                -----------------   ------------------
Net Increase (Decrease) in Cash                                          (32,713)            (776,340)

Cash and cash equivalents - Beginning of period                           34,559              777,171
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                $ 1,846                $ 831
                                                                =================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                               $ 105,453             $ 12,661
                                                                =================   ==================
Income Taxes                                                                 $ -                  $ -
                                                                =================   ==================
Non-Cash Transactions - Investing activities:
Stock issued for services                                                    $ -                  $ -
                                                                =================   ==================
Warrants issued for services                                                 $ -            $ 298,971
                                                                =================   ==================
Capitalized interest during construction period                              $ -                  $ -
                                                                =================   ==================
Financing activities
Cancellation of common shares                                                $ -             $ 75,000
                                                                =================   ==================
Loan Discount                                                           $ 51,936                  $ -
                                                                =================   ==================

 See the accompanying notes to the consolidated financial statements.

                                      F-4

                             MOMENTUM BIOFUELS, INC.
                 Notes to the Consolidated Financial Statements
              For the Nine Months Ended September 30, 2009 and 2008
                                   (Unaudited)

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

Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company currently has an accumulated deficit of $15,513,879 through September 30, 2009. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The accounts receivable balance at September 30, 2009 was zero.

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

Share-Based Compensation

Momentum measures all share-based payments, including grants of employee stock options, using a fair-value method in accordance with FASB Accounting Standards Codification No. 718 - Compensation - Stock Compensation. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the Nine months ended September 30, 2009 and 2008, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


Description                                             2009         2008
-------------------------------------------------  ------------ -------------
Weighted average shares used to compute basic and
diluted net loss per common share:                   47,524,444   48,559,181

Securities convertible into shares of common
stock, not used
      Stock warrants for common stock                 2,062,000    2,062,000
      Options awarded to executives and consultants   9,250,000    9,250,000
                                                    ------------ ------------

Total securities convertible into shares of common
stock                                                11,382,000   11,582,000
                                                    ============ ============

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Momentum's financial position, operations or cash flows.

Note 3 - Concentration of CreditRisk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

Note 4 - Inventories

As of September 30, 2009 and December 31, 2008, inventory consisted of the following:

Description                                          2009              2008
-----------                                          ----              ----
Finished Goods                                   $       -        $     1,980
Raw Materials                                            -             71,572
                                                -----------        -----------
Total                                            $       -         $   73,552
                                               ============        ==========

Note 5 - Property and Equipment

Property, plant and equipment as of September 30, 2009 and December 31, 2008 consisted of the following:

Description                                       2009               2008
-----------                                       ----               ----

Plant                                         $ 3,329,592        $ 3,279,592
                                                   44,455             44,455
                                                   52,239             52,239
                                                    3,220              3,220
                                                   41,251             41,251
                                                ---------          ---------
                                                3,470,757          3,420,757
                                                ---------          ---------
                                               (1,143,109)          (802,855)
                                                ---------          ---------
                                              $ 2,327,648        $ 2,617,902
                                                =========          =========

Note 6 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the Nine months ended September 30, 2009 and 2008, depreciation and amortization expense was $340,254 and $393,458, respectively.

Note 7 - Loans Payable

During the year ended December 31, 2008, Momentum entered into an account purchasing agreement, payable to Crown Financial to sell certain accounts to Crown Financial totaling $150,000. The agreement accrued interest at 12% per annum. On January 31, 2009, Momentum paid the agreement in full and including accrued interest of $15,000.

Note 8 - Notes Payable - Related Parties

Notes payables to related parties as of September 30, 2009 and December 31, 2008, consisted of the following:

Description                                          2009          2008
--------------------------------------------   --------------  --------------
Notes payable originally issued to Richard
Robert,  Richard Cilento,  David Fick and
J. Paul Consulting.  The interest rate is
10% per annum,  payable quarterly. These
notes are Secured by all of the assets and
property of Momentum. The notes may be
converted  into shares of MMBI's common
stock at any time at a conversion price of
$0.40 per share. If the notes are prepaid
before May 1, 2010,  Momentum will issue the
lenders a warrant to Purchase one share of
Momentum  common stock for each $1.00 principal
amount of the note.
                                                 $ 125,000      $  125,000

The loan discount was calculated using the
beneficial  conversion  feature.  The warrants
were valued per the Black Scholes method. The
assumptions used to value the warrants included
an expected term of 7 years, a risk-free
interest rate of 3.78%,  expected  volatility
using  comparable  company  volatility of 215%,
an exercise price of $0.40 and a stock price on
the date of grant of $0.50.                        (60,855)        (71,682)
                                               -----------------  -------------
                                                 $  64,145       $  53,318
                                               =================  =============

Note 9 - Convertible Notes Payable

Convertible notes payable as of September 30, 2009 and December 31, 2008 consisted of the following:

Description                                       2009               2008
-------------------------------------------  ---------------  ---------------

Notes  payable  originally  issued to ten
lenders.  The interest rate is 10% per
annum,  payable  quarterly.  These  notes
are  secured  by all of the assets and
property of Momentum.  The notes may be
converted  into shares of MMBI's  Common
stock at any time at a  conversion  price
of $0.40 per  share.  If the notes are
prepaid  before  May 1,  2010,  Momentum
will  issue the  lenders a warrant  to
purchase one share of Momentum common stock
for each $1.00 principal amount of the note.     $  475,000    $   475,000

The loan discount was calculated using the
Beneficial  conversion  feature.  The
warrants were valued per the Black Scholes
method. The assumptions used to value
the Warrants included an expected term of
7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using
comparable  company  volatility of 215%, an
exercise  price of $0.40 and a stock  price
on the date of grant of  $0.50.  The
discount will be amortized over the life of
the notes.                                         (231,283)      (272,392)

Note payable originally issued to Thomas Prasil
In the amount of $95,000.  The interest rate is
10% per annum, payable quarterly.  This note is
unsecured.  The notes may be converted into
shares of MMBI's common stock at any time at a
conversion  price of $0.40 per share.  If the
notes are prepaid before May 1, 2010,  Momentum
will issue the lenders a warrant to Purchase one
share of Momentum common stock for each $1.00
principal amount of the note. Momentum does
not consider prepayment likely. The notes mature
on May 1, 2013.                                      95,000         15,000
                                              --------------   -------------
  Total                                       $     338,717     $  217,608
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

Note 10 - Obligations and Commitments

Momentum has leased office and plant space and also office and plant equipment. Pursuant to these agreements, Momentum is obligated to make the following payments:
          Year Ending
          December 31,                        Amount
------------------------------------    --------------------
               2009                     $          76,251
               2010                     $         317,074
               2011                     $         303,343
               2012                     $         117,619

Rental expense for the nine months ended September 30, 2009 was $210,280. Rental expense for the nine months ended September 30, 2008 was $211,260. Note 12 - Income Taxes Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008 are as follows:

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

Note 12 - Equity Transactions

During the nine months ended September 30, 2009, Momentum did not issue any shares of its common stock. Note 13 - Options Options were originally issued in conjunction with employment agreements for key employees and consultants.
Option activity for the period from January 1, 2009 through September 30, 2009 is as follows:

             Expiration  Exercise
Grant Date   Date        Price     Beginning   Granted  Forfeited  Ending
----------   ----        -----     ---------   -------  ---------  ------

04/20/07     04/20/12    $1.00     2,250,000                       2,250,000
10/16/07     10/16/12    $1.00     6,000,000                       6,000,000
11/01/07     11/01/12    $1.00     1,000,000                       1,000,000
                                   ---------   --------  --------- ---------
                                   9,250,000                       9,250,000



The weighted average exercise price for all options outstanding as of September 30, 2009 was $1.

Note 14 - Warrant  Activity

Warrants activity for the period from January 1, 2009 through September 30, 2009 is as follows:

 Expiration  Exercise
Grant Date   Date        Price     Beginning     Granted  Exercised  Ending
----------   ----        -----     ---------     -------  ---------  ------

06/27/06    06/27/16     $1.00        100,000                      100,000
11/30/06    11/30/16     $1.00         10,000                       10,000
12/31/06    12/31/16     $1.00         10,000                       10,000
01/31/07    12/31/17     $1.00         10,000(1)                    10,000
02/01/07    02/01/12     $1.00          2,000(1)                     2,000
08/31/07    08/31/09     $1.00      1,000,000(2)                 1,000,000
10/04/07    10/04/09     $1.00        150,000(3)                   150,000
06/25/08    06/25/15     $0.40        300,000(4)                   300,000
6/25/08     06/25/15     $0.40        600,000(5)                   600,000
                                    -----------  -------- ------ ---------
                                  $ 2,182,000                   $2,182,000
                                  ===========                   ==========


The weighted average exercise price for all warrants outstanding as of September 30, 2009 was $0.75.

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

NOTE 15.  SUBSEQUENT EVENTS

On August 25, 2009, Momentum entered into an Agreement with Hunt Global Resources, Inc. ("Hunt") that provides for Hunt to assume certain liabilities and obligations as described below. On October 2, 2009, Hunt and Momentum signed an extension to extend the Agreement to December 31, 2009.

In July 2008, Momentum issued $600,000 in convertible promissory notes. The Convertible Notes have a 10% annual interest rate, that is to be paid quarterly and a due date of May 1, 2013. The Convertible Notes are convertible into shares of Momentum's common stock at a rate of $0.40 per share ("conversion price"). As part of the Agreement, Hunt has agreed to assume the obligations under the $600,000 in Convertible Promissory Notes, including any unpaid interest and/or penalties.

In addition to the $600,000 in convertible promissory notes, Hunt has agreed to assume Momentum's obligations under $220,000 in outstanding promissory notes.

As part of the Agreement, Hunt has agreed to assume all of Momentum's obligations and commitments under the sub-lease agreement for its production facilities. This includes any and all past due rent, assessments and any other charges due.

In exchange for the assumption of Momentum's obligations under the Convertible Promissory Notes and the lease agreement, Momentum has agreed to issue Hunt shares of Momentum's restricted common shares equal to either 39% of the issued and outstanding stock of Momentum or 40,000,000 shares of Momentum's common stock, whichever is greater.

As part of the Agreement, Momentum and Hunt have entered into a License Agreement, see below.

License Agreement

As part of the Agreement with Hunt, Momentum entered into a License Agreement (the "License Agreement") with Hunt. The License Agreement provides Hunt with the exclusive right to use, improve, sub-license and commercialize Momentum's Intellectual Property for a period of ten (10) years.

In exchange for the License Agreement, Momentum will receive royalty equal to 3% of the gross and collected revenue for all bio-diesel and related products produced by Hunt and 3% of the gross revenue collected by Hunt the "Commercial Sand" business of Hunt. The royalties are to be paid on a quarterly basis during the term of the License Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended September 30, 2009 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

On August 25, 2009, Momentum entered into an Agreement with Hunt Global Resources, Inc. ("Hunt") that provides for Hunt to assume certain liabilities and obligations, as described below. On October 2, 2009, Hunt and Momentum signed an extension to extend the Agreement to December 31, 2009.

In July 2008, Momentum issued $600,000 in convertible promissory notes. The Convertible Notes have a 10% annual interest rate, that is to be paid quarterly and a due date of May 1, 2013. The Convertible Notes are convertible into shares of Momentum's common stock at a rate of $0.40 per share ("conversion price"). As part of the Agreement, Hunt has agreed to assume the obligations under the $600,000 in Convertible Promissory Notes, including any unpaid interest and/or penalties.

In addition to the $600,000 in convertible promissory notes, Hunt has agreed to assume Momentum's obligations under $220,000 in outstanding promissory notes.

As part of the Agreement, Hunt has agreed to assume all of Momentum's obligations and commitments under the sub-lease agreement for its production facilities. This includes any and all past due rent, assessments and any other charges due.

In exchange for the assumption of Momentum's obligations under the Convertible Promissory Notes and the lease agreement, Momentum has agreed to issue Hunt shares of Momentum's restricted common shares equal to either 39% of the issued and outstanding stock of Momentum or 40,000,000 shares of Momentum's common stock, whichever is greater.

As part of the Agreement with Hunt, Momentum entered into a License Agreement (the "License Agreement") with Hunt. The License Agreement provides Hunt with the exclusive right to use, improve, sub-license and commercialize Momentum's Intellectual Property for a period of ten (10) years.

In exchange for the License Agreement, Momentum will receive royalty equal to 3% of the gross and collected revenue for all bio-diesel and related products produced by Hunt and 3% of the gross revenue collected by Hunt the "Commercial Sand" business of Hunt. The royalties are to be paid on a quarterly basis during the term of the License Agreement.

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

RESULTS OF OPERATIONS

Results of Operations For Three Months Ended September 30, 2009 Compared To The Three Months Ended September 30, 2008.

The Company recognized revenue of $0 for the three months ending September 30, 2009 compared to $37,594 of revenue during the three months ended September 30, 2008. During the three months ending September 30, 2009, the Company incurred $0 cost of sales, with $0 gross profit compared to $4,642 in cost of sales resulting in $32,952 in gross profit for the three months ended September 30, 2008.

During the three months ended September 30, 2009, the Company incurred total expenses of $568,736 compared to $1,025,780 during the three months ended September 30, 2008. The decrease in total expenses of $457,044 is a result of the decreased operations of the Company during the three months ended September 30, 2009. Total expenses during the three months ended September 30, 2009 included, $26,891 in plant expenses and $541,845 in general and administrative expenses.

During the three months ended September 30, 2009, the Company recognized a net loss of $590,268 compared with a net loss of $1,036,533 for the three months ending September 30, 2008. The decrease of $446,265 was due primarily to decrease in salaries and wages, consultant fees and insurance. The net loss per share for the three months ended September 30, 2009, was $0.01 per share compared to a net loss per share of $0.02 for the three months ending September 30, 2008.

Results of Operations For Nine Months ended September 30, 2009 Compared To The Nine Months ended September 30, 2008.

The Company recognized revenue of $182,718 for the nine months ending September 30, 2009, compared to $385,951 of revenue during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company incurred $161,973 in cost of sales, resulting in a gross profit of $20,745 compared to $256,256 in cost of goods sold; resulting in a gross profit of $129,686 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company incurred operating expenses of $2,243,936 compared to $3,333,659 during the nine months ended September 30, 2008. Operating expenses during the nine months ended September 30, 2009 included, $538,373 in plant expenses and $1,705,563 in general and administrative expenses, compared to $1,102,838 in plant expenses and $2,230,821 in administrative expenses for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company incurred net interest expense of $105,453, compared to $48,656 for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, the Company recognized a net loss of $2,328,644 compared with a net loss of $3,251,317 for the nine months ended September 30, 2008. The decrease of $922,673 was due primarily to decrease in payroll expense and consulting fees. The net loss per share for the nine months ended September 30, 2009, was $0.05 per share compared to a net loss per share of $0.07 for the nine months ending September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had $1,847 in cash and $2,615,337 in other assets with which to conduct its operations. There can be no assurance that the Company will be able to carry out its business plan. Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments, but we cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs. No commitments to provide additional funds have been made by management or other stockholders. Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of its common stock in lieu of cash.

Net cash provided by operating activities during the nine months ended September 30, 2009 was $66,585. During the nine months ended September 30, 2008, the Company used net cash of $1,086,175 in operating activities. During the nine months ended September 30, 2009, net losses of $2,328,644 were adjusted for non-cash items that included $340,254 in depreciation and amortization expense and $1,183,185 in share based compensation. During the nine months ended September 30, 2008, net losses of $3,251,317 were adjusted for the non-cash items of $393,458 in depreciation and amortization expense and $1,124,044 in share based compensation.

During the nine months ended September 30, 2009, the net cash used by its investing activities was $50,000. During the nine months ended September 30, 2008, the Company used $64,274 in its investing activities.

Net cash used by financing activities during the nine months ended September 30, 2009 was $42,791. During the nine months ended September 30, 2008, financing activities provided net funds in the amount of $374,109.

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

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of September 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         - NOT APPLICABLE

ITEM 4 CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008. Accordingly, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the period ended September 30, 2009. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Notwithstanding this material weakness, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our consolidated financial position and results of operations as of and for the period ended September 30, 2009.

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

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008 and September 30, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

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



                                             MOMENTUM BIOFUELS, INC.
                                              (The Registrant)


Date:  November 23, 2009                   By: /s/ Gregory A. Enders
                                                   ---------------------
                                                   Gregory A. Enders,
                                                   President, Chief Executive
                                                   Officer, and Principal
                                                   Accounting Officer