Form 10-K
period 2009-12-31
MOMENTUM BIOFUELS, INC.
filed 2010-04-15
CIK 813718

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-50619

                             MOMENTUM BIOFUELS, INC.

               (Exact name of Company as specified in its charter)

            Colorado                              84-1069035
----------------------------------          ------------------------
 State or other jurisdiction of                 I.R.S. Employer
  incorporation or organization                Identification No.

                    7609 Ralston Rd., Arvada, Colorado 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                Company's telephone number, including area code:
                                 (303) 305-0325

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                 Name of each exchange
                                                on which registered
----------------------------------            ------------------------
         Not Applicable                           Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days.   Yes |X| No |_|

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the Company was required to submit and post such files)     Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.      |X|

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the Company was $639,589 on December 31, 2009.

There were 93,224,444 shares outstanding of the Company's Common Stock as of February 26, 2010.




                                TABLE OF CONTENTS

                                     PART I                                                          Page
                                                                                                     ----

ITEM 1                  Business                                                                       1
ITEM 1 A.               Risk Factors                                                                   4
ITEM 1 B.               Unresolved Staff Comments                                                      9
ITEM 2                  Properties                                                                     9
ITEM 3                  Legal Proceedings                                                              9
ITEM 4                  Removed and Reserved.                                                         10

                                     PART II

ITEM 5                  Market for Company's Common Equity, Related Stockholder Matters and Issuer
                        Purchases of Equity Securities                                                10
ITEM 6                  Selected Financial Data                                                       12
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Results of Operations                                                         12
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                    16
ITEM 8                  Financial Statements and Supplementary Data                                   16
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Statements and Supplementary Data                                             16
ITEM 9 A.               Controls and Procedures                                                       17
ITEM 9 A(T).            Controls and Procedures                                                       17
ITEM 9B                 Other Information                                                             19

                                    PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                       19
ITEM 11                 Executive Compensation                                                        20
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters                                                           24
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence     26
ITEM 14                 Principal Accounting Fees and Services                                        26

                                     PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                       27

SIGNATURES                                                                                            28


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

MOMENTUM BIOFUELS, INC.

Momentum Biofuels, Inc. was incorporated on January 29, 1987, in the state of Colorado, as Tonga Capital Corporation ("Tonga") and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Prior to May 2006, the Company had limited activities and was essentially dormant. Momentum Biofuels, Inc. ("Momentum-Texas") was incorporated in Texas on May 8, 2006 and was to engage in the production of biodiesel. On May 31, 2006, Tonga signed an Agreement and Plan of Reorganization with Momentum-Texas. The shareholders of Momentum-Texas received 38,000,000 shares of common stock of Tonga in exchange for 38,000,000 shares of Momentum-Texas. This transaction was accounted for as a reverse merger with Tonga being treated as the accounting acquirer. On October 10, 2007, at the Annual Shareholders' Meeting, the majority of the shareholders approved a resolution to change Tonga's name to Momentum Biofuels, Inc. ("Momentum-Colorado"). Momentum-Texas became a wholly owned subsidiary of Momentum-Colorado.

COMPANY OVERVIEW

Momentum-Texas was acquired and initially operated as a "pure play" biodiesel producer focused on servicing the U.S. Gulf Coast and in its future, the national and international biodiesel markets. From May 2006 through January of 2009, Momentum was engaged in the manufacturing of high quality, low cost and socially responsible biodiesel fuels that complement and integrate with the existing diesel fuel supply chain through its subsidiary Momentum-Texas. Biodiesel is a domestic, renewable fuel for use in diesel engines that is derived from natural vegetable oils and animal fats. Biodiesel contains no petroleum, but can be used in any concentration with petroleum-based diesel fuel in existing diesel engines without engine modification.

From June 2006 through the end of January 2009, Momentum-Texas focused its business efforts on the construction and operation of a biodiesel production facility located in LaPorte, Texas. Construction on the production facility was completed during the quarter ended June 30, 2007 and at that time we had the capability to produce biodiesel and sell product.

In January 2009, after limited production and operational activities, the Board of Directors voted to direct management to suspend operations, reduce all unnecessary expenses and explore options to maximize shareholder value.

On August 21, 2009, Momentum-Texas entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume certain the obligations of Momentum-Texas and Momentum-Colorado through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Those obligations assumed by Hunt included fixed assets of $3,470,758 for $600,000 in debt, $200,000 in outstanding payables,
$600,000 in future lease obligations, $220,000 in outtstanding secured promissory notes, accrued interest payable on certain debt in exchange for Momentum - Colorado stock. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty from Hunt as described in the License Agreement to its parent, (Momentum-Colorado) in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater to be issued to Hunt. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and on December 31, 2009, the Company issued 40,000,000 shares of its Common Stock to Hunt.

As a result of the transactions, the officers of Momentum resigned. All officers and employees resigned as of December 31, 2009. New officers and two replacement directors assume authority and responsibility as of 1/1/2010.

New Operational Focus

Momentum-Colorado is now an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses.

Current Royalty Agreements

Momentum-Colorado has contracted to receive a royalty of 3% of the gross revenues of Hunt Global Resources, Inc., from the sale of Biofuels produced by Hunt Biosolutions, Inc., a subsidiary of Hunt, and from the sale of sand, gravel or other minerals from a 300 acre leasehold held by Hunt.

General Business Plan

We intend to seek, investigate and, if such investigation warrants, acquire royalty and license agreements. We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

Competition

We believe we are an insignificant participant among the firms which engage in the acquisition of royalty and license agreements. There are many established businesses, venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Number of Persons Employed.
--------------------------

As of March 1, 2010, the Company and its subsidiaries had no paid employees.

ITEM 1A. RISK FACTORS
---------------------

                                  Risk Factors

                              COMPANY RISK FACTORS

THE COMPANY'S LACK OF BUSINESS DIVERSIFICATION COULD RESULT IN THE DEVALUATION OF THE COMPANY'S COMMON STOCK IF REVENUES FROM LICENSE FEES DO NOT MEET PROJECTIONS.

The Company expects its business to consist of the receipt of royalties from Hunt Global Resources, Inc. ("Hunt"). The Company does not have any other lines of business or other sources of revenue if Hunt is unable to generate revenue from the production and sale of biodiesel and the mining and sale of sand and gravel. This lack of business diversification could cause investors to lose all or some of their investment if the Company is unable to generate additional revenues by the successful acquisition and operation of other revenue generating businesses or other royalty agreements. Presently, management has not identified any other lines of business or alternative revenue sources.

THE COMPANY'S OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY THE COMPANY WHICH COULD BE DETRIMENTAL TO THE BUSINESS.

The Company's directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts including time and efforts involved in participation with such other business entities. Each officer and director of the Company is engaged in business activities outside of the Company's business, and the amount of time they devote as Officers and Directors to the Company's business will be up to 40 hours per week.

The Company does not know of any reason other than outside business interests that would prevent its officers and directors from devoting full-time to the business of the Company, when the business may demand such full-time.

THE COMPANY HAS AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY COLORADO REVISED STATUTE.

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

THE COMPANY'S DIRECTORS' LIABILITY TO ITS AND SHAREHOLDERS IS LIMITED.

Colorado Revised Statutes exclude personal liability of Company's directors and its shareholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company and its shareholders will have a much more limited right of action against the directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

THE COMPANY MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of the Company's officers and directors, the company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Company's Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, Company anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event Company considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

WE INTEND TO PURSUE THE ACQUISITION OF ROYALTY AND LICENSE AGREEMENTS

Our sole strategy is to acquire a royalty and licensing agreements. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such agreements on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for such agreements may result in increased prices of acquisition targets. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF AND COMPETITION FOR OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing agreements. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE ESTABLISHED NO STANDARDS FOR LICENSE AND ROYALTY AGREEMENTS

There can be no assurance that we will be successful in identifying and evaluating suitable opportunities or in concluding agreements. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate an agreement on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider an agreement. Accordingly, we may enter into agreements with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" and "Conflicts of Interest."


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

THE COMPANY WILL PAY NO  DIVIDENDS IN THE FORESEEABLE FUTURE.

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

THE COMPANY'S STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of the Company's common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of Company's Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in Company's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for Company's common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if you need money or otherwise desire to liquidate the Securities of the Company.

COMPANY'S COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SECURITIES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SECURITY.

Because of the limited trading market for Company's common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our shares may suffer greater declines because of Company's our price volatility.

The price of Company's common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond the control of Company, that may cause our share price to fluctuate significantly include, but are not limited to the following:

                  o Variations in  quarterly operating results;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

Corporate Offices

Our headquarters are located at 7609 Ralston Rd., Arvada, Colorado 80002


ITEM 3. LEGAL PROCEEDINGS
-------------------------

There   are   no   pending   or   threatened   legal    proceedings    involving
Momentum-Colorado. However, Momentum-Texas is a defendant in the following legal proceedings:

Jason Gehrig v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This lawsuit involves a claim for breach of an employment contract. Depositions were completed over a year ago and there has been no activity in this litigation since.

Harris County Tax Authority v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for property taxes in the amount of approximately $80,000. The company has been negotiating a payment plan and expects to be able to pay the taxes due from royalties and licensing fees.

South Shore Development Corporation v. Momentum Biofuels, Inc. filed in the District Court of Galveston County, Texas. - This suit involves a claim for rents due under a lease of office space at 2600 South Shore Blvd., Suite 100, League City, Texas. Judgment was rendered in favor of Plaintiff in December, 2009 in the amount of $263,074.40 plus attorney fees of $6,627.22.

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of an arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $40,000. Arbitration award was reduced to a judgment and a Receiver was appointed to collect the judgment.

Quality Carriers, Inc. v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for rental fees for tank trailers in the amount of $19,000 and seeks legal fees in the amount of $6,335.

City of LaPorte Taxing Authority v. Momentum Biofuels, Inc. - This suit involves a claim for property taxes in the amount of approximately $40,000. The litigation is pending in the District Court of Harris County, Texas.

ITEM 4. REMOVED AND REVISED
---------------------------

                                     PART II


ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
---------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

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

                                             High                        Low
                                             ----                        ---
     2009 Fiscal Year
     ----------------
March 31, 2009                               $0.35                      $0.02
June 30, 2009                                $0.20                      $0.02
September 30, 2009                           $0.04                      $0.01
December 31, 2009                            $0.05                      $0.01

     2008 Fiscal Year
     ----------------
March 31, 2008                               $0.99                      $0.35
June 30, 2008                                $0.88                      $0.28
September 30, 2008                           $0.70                      $0.08
December 31, 2008                            $0.35                      $0.07

Holders

As of December 31, 2009, there were 421 shareholders of record. There are beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc. 1625 Abilene Drive, Broomfield, Colorado 80020. The telephone number is 303-460-1149.

Dividend Policy

Holders of Company's common stock are entitled to receive such dividends as may be declared by Company's board of directors. The Company has not declared or paid any dividends on its common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

The Company currently has 93,224,444 shares of common stock outstanding as of December 31, 2009. A current shareholder who is an "affiliate" of Momentum, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with Momentum will be required to comply with the resale limitations of Rule 144. Of these shares a total of 21,245,500 shares have been held for 6 months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about Momentum. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company made the following sales of its unregistered securities.


    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- --------------      ---------------      ---------------------
                                                               Assumption of $600,000
      10/09/09             Common Stock         30,000,000       Promissory Note      Business Associate

      10/09/09             Common Stock         10,000,000    Assumption of $600,000  Business Associate
                                                                 Promissory Note

      10/09/09             Common Stock         5,000,000            Services         Business Associate

      10/09/09             Common Stock          500,000             Interest         Business Associate


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

Issuer Purchases of Equity Securities

Momentum did not repurchase any shares of its common stock during the year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------


FORWARD-LOOKING STATEMENTS CAUTIONARY


This Report on Form 10-K for the year ended December 31, 2009 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

OPERATIONS

From June 2006 through the end of January 2009, Momentum-Texas focused its business efforts on the construction and operation of a biodiesel production facility located in LaPorte, Texas. Construction on the production facility was completed during the quarter ended June 30, 2007 and at that time we had the capability to produce biodiesel and sell product.

In January 2009, after limited production and operational activities, the Board of Directors voted to direct management to suspend operations, reduce all unnecessary expenses and explore options to maximize shareholder value.

On August 21, 2009, Momentum-Texas entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and Momentum-Colorado through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, Momentum-Colorado in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and on December 31, 2009, the Company issued 40,000,000 shares of its common stock to Hunt.

As a result of the transactions, the officers of Momentum resigned. All officers and employees resigned as of December 31, 2009. New officers and two replacement directors \assume authority and responsibility as of 1/1/2010.

New Operational Focus

Momentum-Colorado is now an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses.

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2009  Compared to the Year Ended  December 31,
2008

The Company recognized revenue of $185,718 from biodiesel tolling agreements for the year ended December 31, 2009, compared to $418,263 of revenue during the year ended December 31, 2008. The $232,545 decrease was a result of the rising costs of raw materials and the decrease in demand for biodiesel.


During the year ended December 31, 2009, the Company incurred $166,916 in cost of sales, resulting in a gross profit of $18,802 compared to $256,265 in cost of goods sold; resulting in a gross loss of $161,998 for the year ended December 31, 2008.


During the year ended December 31, 2009, the Company incurred operating expenses of $3,118,602 compared to $4,297,162 during the year ended December 31, 2008. The decrease of $1,178,560 was a result of a discontinuing the plant operations in 2009. Operating expenses during the year ended December 31, 2009 included,
$555,351 in plant expenses and $2,563,251 in general and administrative expenses, compared to $1,463,792 in plant expenses and $2,833,370 in administrative expenses for the year ended December 31, 2008.


During the year ended December 31, 2009, the Company incurred net interest expense of $193,903, compared to $97,816 for the year ended December 31, 2008.


During the year ended December 31, 2009, the Company recognized a net loss of $5,670,625 compared with a net loss of $4,232,980 for the year ended December 31, 2008. The decrease of $1,437,645 was due primarily to the $2,376,922 loss on the sale of assets.


The net loss per share for the year ended December 31, 2009, was $0.06 per share compared to a net loss per share of $0.09 for the year ended December 31, 2008.

LIQUIDITY
---------

At December 31, 2009, the Company had $0 cash and $0 in total current assets with which to conduct its operations. At December 31, 2009, total current liabilities were $2,244,527. At December 31, 2009, the Company has a total working capital deficit of $2,244,527. $1,959,236 of liabilities were at the subsidiary level from operation of the biodiesel plant.


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


Net cash provided by operating activities during the year ended December 31, 2009 was $71,873, compared $1,356,657 used in operating activities in the year ended December 31, 2008. During the year ended December 31, 2009, net losses of $5,384,826 were adjusted for non-cash items that included $340,254 in depreciation and amortization expense and $1,577,580 in share based compensation, other non-cash adjustments totaled $3,538,865. During the year ended December 31, 2008, net losses of $4,232,980 were adjusted for the non-cash items of $522,781 in depreciation and amortization expense, $1,518,439 in share based compensation, other non-cash adjustments totaled $805,237.

During the year ended December 31, 2009, the Company provided $50,000 in cash by its investing activities. During the year ended December 31, 2008, the Company used $112,726 in its investing activities for the acquisition of property and plant equipment.


Net cash used by financing activities during the year ended December 31, 2009 was $56,432. During the year ended December 31, 2008, the Company received funds of $501,319 from its financing activities.


On October 9, 2009, the Company sold fixed assets worth $3,470,758 for $600,000 in debt, $200,000 in outstanding payables, $600,000 in future lease obligations, $220,000 in outstanding secured promissory notes, accrued interest payable on certain debt and 40 million shares of common stock.


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

ALLOWANCE FOR ACCOUNTS RECEIVABLE

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2009.

VALUATION OF LONG-LIVED ASSETS

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include negative projected operating performance by the Company and significant negative industry or economic trends. The Company does not believe that there has been any impairment to long-lived assets as of December 31, 2009.

INVENTORIES

Inventories are stated at the lower of average cost basis or market. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) are recognized as current-period charges. Fixed production overhead is allocated to the costs of conversion into inventories based on the normal capacity of the production facilities.

SHARE-BASED COMPENSATION

Momentum measures all share-based payments, including grants of employee stock options, using a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of Momentum Biofuels, Inc. for the years ended December 31, 2009 and 2008, start on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings, as a result of material weaknesses in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting is carried out by our Chief Financial Officer; during the year ended December 31, 2009 the Company continued to function without a Chief Financial Officer. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Momentum Biofuels, Inc. directors or executive officers, including their ages as of December 31, 2009.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
Gregory A. Enders                       55             Former   Chief  Executive
                                                       Officer and Director
David M. Fick                           57             Director
Jeffrey P. Ploen                        58             Former Director
George Sharp                            67             Chairman and CEO
Jewel Hunt                              53             Director
Adreena Betti                           40             President and Director

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

Changes in Management:

On December 30, 2009, George Sharp, President of Hunt, Jewel Hunt, Chairman of Hunt, and Adreena Betti, President of US MedAlerts, Inc. were elected as Directors of the Company. On December 31, 2009, Gregory A. Enders resigned as Chairman of the Board, Director, President and CEO of the Company and Jeffrey P. Ploen resigned as a Director. At a Board meeting on December 31, 2009, George Sharp was elected Chairman of the Board and CEO of the Company and Adreena Betti was elected President of the Company.

Biographical Information

GEORGE SHARP. Mr. Sharp is an entrepreneur with 35 years executive experience as the CEO/President of several companies. He founded a number of companies, the stock of several of which traded on the public market. Mr. Sharp was also involved in several leveraged byouts and has formerly served as President and CEO of: Matrix Computer Systems, Inc. Citadel Computer Systems, Inc. (NASD:
CITN); Sharp Holding Corporation (NASD: SHAR) and was President and co-founder of Hunt Global Resources, Inc. Mr. Sharp currently serves as Chairman of the Board and CEO of the Company.

ADREENA BETTI. Ms. Betti has over 15 years of operational and executive experience in a variety of public and private high-tech companies in the areas of general management, sales, marketing, administration and operational controls. Ms. Betti has previously served as Vice President and Director of Sales for Citadel Computer Systems, Inc. (NASD: CITN), General Manager of Sharp Holding Corporation (NASD: SHAR) and executive management position at Bluegate Corporation (NASD: BGAT), CITOC, Inc. and Hunt Global Resources, Inc. Ms. Betti currently serves as President of US MedAlerts, Inc. and serves as the President and a director of the Company.

JEWEL HUNT. Mr Hunt served as President and CEO of Norris Forest Products, Inc., with responsibility for domestic management and international sales and operations. In his capacity at Norris, Mr. Hunt oversaw the operations of this family owned business, which is one of the largest independently owned timberland management companies and saw-mill operators in Texas. Mr. Hunt is a specialist in industrial plant manufacturing production processes with further expertise in managing global operations. Mr. Hunt has also worked as a field services operator for Schlumberger, a leading global oilfield services provider. Mr. Hunt currently serves as Chairman of the Board of Hunt Global Resources, Inc. Mr. Hunt serves as a Director of the Company.

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

Former Officers and Directors

GREGORY A. ENDERS. Mr. Enders has served as the Chief Executive Officer and a Director of the Company since October 20, 2007. Mr. Enders has served as Chief Executive Officer of several public and private companies including Stratasoft, Inc., Commerciant Holdings, Inc., Intermat, Inc., Strategic Distribution, MRO Software, Inc., Integration Systems, Inc. (d/b/a Bizmart Computer Super Centers) and Computer Productivity, Inc. Most of these companies have been involved in existing and emerging technologies and have included high volume hardware sales, technology development, professional skills training, communications and electronics. In addition, Mr. Enders has served as President and CEO of GEAM, Inc., an acquisitions and management company established for the purpose of consulting in the areas of business acquisitions, financial restructuring, strategic planning and implementation of client companies. Mr. Enders served in the United States Air Force (both active duty and reserves) from 1972 - 1978. From 2002 until August of 2007 Mr. Enders served on the Development Board of Texas A&M's Mays Business School. As of December 31, 2009, Mr. Enders resigned all titles and positions in the Company to assume a senior role in Hunt.

JEFFREY PLOEN. Mr. Ploen was re-elected to the Board of Directors in October 2006. Mr. Ploen has served as a director of the Company since July 2004. He served as the acting Chief Executive Officer and acting Chief Financial Officer of the Company until June 2006. He has been a member of the investment banking industry for over 25 years specializing in small or micro cap firms. He is a founding partner and is currently the CEO and Chairman of the Board of Iofina Natural Gas PLC. He served as the former Chairman, President and CEO of Tonga Capital Corp. He was the former Chairman and CEO of Paradigm Holdings, Inc. He is the former hedge fund manager of the Olive Fund LLC. Mr. Ploen held positions with several small cap brokerage houses from 1972 through 1994 including Engler and Budd, Cohig and Associates, Neidiger, Tucker and Brunner and Institutional Securities, Inc. For the past ten years Mr. Ploen has been President of J. Paul Consulting Corp., a firm specializing in financing for small and micro cap firms. As of December 31, 2009, Mr. Ploen resigned as a Director of the Company.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

         Executive Committee

         The Company does not have an executive committee, at this time.

         Audit Committee

         The Company does not have an audit committee at this time.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for Garner Investments, Inc., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2009






                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
                                                                     Non-equity
                                                                     incentive    Non-qualified             o
                                                 Stock    Option        plan        deferred     All other
                               Salary    Bonus   awards    awards   compensation  compensation   compensation Total
  Name & Position     Year      ($)       ($)      ($)      ($)         ($)       earnings ($)      ($)        ($)
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
                     2009        0         0        0        0           0              0            0           0
Gregory A. Enders,   2008     122,170      0        0        0           0              0            0        122,170
  Former CEO (1)     2007      45,000      0        0     3,313,565      0              0            0       3,358,565
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
                     2009        0         0        0        0           0              0            0           0
 Barent W. Carter    2008        0         0        0        0           0              0            0           0
        (2)          2007        0         0        0     1,952,764      0              0            0       1,952,764
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
 Stuart Carter (3)   2009        0         0        0        0           0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
George Sharp (4)     2009        0         0        0        0           0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Adreena Betti (5)    2009        0         0        0        0           0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007 and resigned such position on December 31, 2009. Mr. Enders received $122,170 in salary in 2008; regular salary payments under his employment agreement were discontinued by the Company in July 2008. Mr. Ender's employment agreement states he receives an annual salary of $216,000. In addition in 2007, he received an option exercisable for 5,000,000 shares which vests over a three year period and was valued using the Black-Scholes model at $3,313,565.

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

(4) Mr. Sharp was appointed the Chief Executive Officer of the Company on December 31, 2009.

(5) Ms. Betti was appointed the President of the Company on December 31, 2009.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------

The following table sets forth certain information concerning outstanding equity awards held by the President and the Company's most highly compensated executive officers for the fiscal year ended December 31, 2009 (the "Named Executive Officers"):


------------- ------------------------------------------------------------- ---------------------------------------
                           Option Awards Stock awards
------------- ------------------------------------------------------------- ---------------------------------------
                                                                                                         Equity
                                                                                                         incentive
                                                                                              Equity     plan
                                                                                              incentive  awards:
                                                                                     Market   plan       Market
                                                                            Number   value    awards:    or
                                         Equity                             of       of       Number     payout
                                         incentive                          shares   shares   of         value of
                                         plan                               or       of       unearned   unearned
                                         awards:                            units    units    shares,    shares,
              Number of                  Number of                          of       of       units or   units or
              securities   Number of     securities                         stock    stock    other      others
              underlying   securities    underlying                         that     that     rights     rights
              unexercised  underlying    unexercised   Option               have     have     that       that
              options      unexercised   unearned      exercise  Option     not      not      have not   have not
              (#)          options (#)   options       price     expiration vested   vested   vested     vested
Name          exercisable  unexercisable (#)           ($)       date        (#)     ($)      (#)        ($)
------------- ------------ ------------- ------------- --------- ---------- -------- -------- ---------- ----------
Gregory A.             0     5,000,000             0     1.00    10/16/12        0        0          0          0
Enders, (1)

------------- ------------ ------------- ------------- -------- ----------- -------- -------- ---------- ----------

(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007 and resigned from such position on December 31, 2009. Mr. Ender's employment agreement states he receives 5,000,000 options vested over three years and vesting 100% with a change in control.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR


During the year ended December 31, 2008, Momentum created the Momentum 2008 Stock Option and Award Plan. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2009.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Ender's Employment Agreement

On October 16, 2007, Momentum entered into an Employment Agreement with Mr. Gregory A. Enders, the Chef Executive Officer and President. The Employment Agreement has a term of 3 years and provides for an automatic renewal for 1 year terms. The Employment Agreement can be terminated by either party at an earlier date. As part of the Employment Agreement, Mr. Enders receives an annual base salary of $216,000 per year. If business objectives set by the Board of Directors and Mr. Enders are met after a period of six months, Mr. Enders is to receive an additional $2,000 per month. Mr. Ender's salary is subject to annual review by the Board of Directors. In July 2008, the Company discontinued regular salary payments under the Employment Agreement and began accruing salary for future payment.

As part of his Employment Agreement, Mr. Enders was issued an option exercisable for 5,000,000 shares of common stock. The option has an exercise price of $1.00 per share and a term of 3 years. The option vests at a rate of 1,250,000 shares in six months from the date of issuance, 1,250,000 shares in twelve months from the date of issuance, 1,250,000 shares on the second anniversary of issuance and 1,250,000 shares on the third anniversary of issuance or at a change in control.

                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:




-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
                                                                    Non-qualified
                                                     Non-equity deferred
               Fees                                  incentive      compensation      All other
               earned or   Stock       Option           plan          earnings       compensation    Total
    Name       paid in     awards ($)  awards ($)   compensation         ($)             ($)          ($)
                  cash                                  ($)
                  ($)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Gregory A.
Enders (1)       $ -0-       $ -0-       $ -0-         $ -0-            $ -0-           $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Jeffrey A. Ploen $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
(2)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
David Fick       $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
George Sharp (3) $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Jewell Hunt (4)  $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Adreena Betti
(5)              $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------


(1) Mr. Enders resigned as a director and officer of the Company on December 31, 2009.
(2)      Mr. Ploen resigned as a director of the Company on December 31, 2009.
(3) Mr. Sharp was appointed a director of the Company on December 30, 2009.
(4)      Mr. Hunt was appointed a director of the Company on December 30, 2009.
(5)      Ms. Betti was appointed a director of the Company on December 30, 2009.


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

The information below is based on the number of shares of Momentum Biofuels, Inc.'s common stock that Momentum believes was beneficially owned by each person or entity as of December 31, 2009.



    Title of Class        Name and Address of Beneficial Owner   Amount and Nature     Percent of
                                                                   of Beneficial       Class (1)
                                                                       Owner*
------------------------ --------------------------------------- ------------------- ---------------
Common shares            Charles T. Phillips                              6,075,698           5.81%
Common shares            Donald Guggenheim                                4,800,000           4.59%
Common shares            Coastal Safety and Environmental, LLC            6,445,000           6.16%
Common shares            Hunt Global Resources, Inc.(3)                  30,000,000          29.62%

Common shares            Crown Financial, LLC                            10,000,000           9.56%
Common shares            David Fick, Director/                            3,000,000           2.87%
                         TES Energy Partners, LLC (2)
Common shares            Jewell Hunt, Director (3)                       30,000,000          29.62%
Common shares            Gregory Enders, Director                         1,000,000           0.9%

Common shares            George Sharp, Officer and Director                       0              0%

Common shares            Adreena Betti, Officer and Director                      0              0%

------------------------ --------------------------------------- ------------------- ---------------
Common shares            All officers and directors (5 individuals)      34,000,000           32.1%

(1) Based upon 93,224,444 shares of common stock issued and outstanding, options exercisable for 9,250,000 shares of common stock and warrants exercisable for 2,182,000 shares of common stock for 106,006,444 shares on a fully diluted basis on December 31, 2009.

(2) David Fick, a director of the Company, is President of TES Energy Partners and substantially owns shares through the partnership. Mr. Fick votes the TES Energy Partner shares.

(3) Jewel Hunt, a director of the Company, is President and CEO of Hunt Global Resources and votes the shares of Hunt Global Resources. Mr. Hunt does not hold any shares of the Company directly.

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

Year Ended December 31, 2009
----------------------------

During  the  year  ended  December  31,  2009,   there  were  no  related  party
transactions.

Year Ended December 31, 2009
----------------------------

Ender's Employment Agreement

On October 16, 2007, Momentum entered into an Employment Agreement with Mr. Gregory A. Enders, the Chief Executive Officer and President. The Employment Agreement has a term of 3 years and provides for an automatic renewal for 1 year terms. The Employment Agreement can be terminated by either party at an earlier date. As part of the Employment Agreement, Mr. Enders receives an annual base salary of $216,000 per year. If business objectives set by the Board of Directors and Mr. Enders are met after a period of six months, Mr. Enders is to receive an additional $2,000 per month. Mr. Ender's salary is subject to annual review by the Board of Directors. In July 2008, the Company discontinued regular salary payments under the Employment Agreement and began accruing salary to be paid at a later date.

As part of his Employment Agreement, Mr. Enders was issued an option exercisable for 5,000,000 shares of common stock. The option has an exercise price of $1.00 per share and a term of 3 years. The option vests at a rate of 1,250,000 shares in six months from the date of issuance, 1,250,000 shares in twelve months from the date of issuance, 1,250,000 shares on the second anniversary of issuance and 1,250,000 shares on the third anniversary of issuance or accelerated at change of control.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence. Prior to November 10, 2008, Malone and Bailey served as our principal auditing accountant firm.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008.



                                                                 Year Ended December 31,
                                                          2009                              2008
                                              -----------------------------      ----------------------------
Audit Fees                                              $13,837                            $73,325

Audit-related Fees                                         $0                                $0

Tax Fees                                                   $0                                $0

All Other Fees                                             $0                                $0

                                              -----------------------------      ----------------------------
Total Fees                                              $13,837                            $73,325


All audit work was performed by the auditors' full time employees.

During the year ended December 31, 2008, audit fees of $49,775 were paid to Malone and Bailey and fees of $0 were paid to Larry O'Donnell, CPA, PC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)     Audited financial statements for years ended December 31, 2009 and 2008


(b)     Exhibit No.                    Description
        -----------                    -----------
        31.1           Certification of Chief Executive Officer pursuant to
                       Section 302 of the

        32.1           Certification of Principal Executive Officer pursuant to
                       Section 906 of the



*Filed herewith.

   Larry O'Donnell,  CPA, P.C.
Telephone (303) 745-4545                            2228 South Fraser Street
Fax       (303) 369-9384                                              Unit I
Email larryodonnellcpa@msn.com                       Aurora, Colorado  80014
www.larryodonnellcpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Momentum Biofuels, Inc.

I have audited the accompanying balance sheet of Momentum Biofuels, Inc. as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Biofuels, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $18,855,861 at December 31, 2009. Additionally, for the year ended December 31, 2009, the Company had a net loss of $5,670,625. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Larry O'Donnell, CPA, PC
------------------------
Larry O'Donnell, CPA, PC
April 14, 2010



                            MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets
                            December 31, 2009 & 2008


                                                                     2009               2008
                                                               ------------------------------------
 ASSETS

Current Assets
Cash                                                                        $ -           $ 34,559
Accounts Receivable, net                                                      -              2,190
Inventory                                                                     -             73,552
Prepaid insurance                                                             -             32,063
                                                               -----------------   ----------------
Total current assets                                                          -            142,364

Property & equipment, net of accumulated depreciation and
amortization                                                                  -          2,617,902
Other Assets                                                                  -            327,469
                                                               -----------------   ----------------
TOTAL ASSETS                                                                $ -        $ 3,087,735
                                                               =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                    $ 2,016,749          $ 569,779
Accrued expenses                                                              -            491,330
Advances - related parties                                              107,778             14,210
Loan payable                                                                  -            150,000
Short term notes payable - related parties
                                                               -----------------   ----------------
Total Current Liabilities                                             2,124,527          1,225,319
                                                               -----------------   ----------------
Long Term Liabilities
Convertible notes payable - net of discount - related parties                 -             53,318
Senior secured convertible note - net of discount                       120,000            217,608
                                                               -----------------   ----------------
Total Long Term Liabilities                                             120,000            270,926
                                                               ------------------------------------
Total Liabilities                                                     2,244,527          1,496,245
                                                               -----------------   ----------------
Stockholders' (Deficit) Equity

Common    stock, $0.01 par value; 500,000,000
shares authorized, 93,224,44 and 47,724,444 shares
issued and outstanding on December 31, 2009 and
2008, respectively

Additional paid-in capital                                           15,679,090         14,299,482
Accumulated Deficit                                                 (18,855,861)       (13,185,236)
                                                               -----------------   ----------------
Total Stockholders' (Deficit) Equity                                 (2,244,527)         1,591,490
                                                               -----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                        $ -        $ 3,087,735
                                                               =================   ================

  See the accompanying notes to the consolidated financial statements.

                                      F-2




                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                  For the Years Ended December 31, 2009 & 2008



                                                                            2009               2008
                                                                       ----------------   ----------------
Revenue                                                                      $ 185,718          $ 418,263
Cost of goods sold                                                             166,916            256,265
                                                                       ----------------   ----------------
Gross profit                                                                    18,802            161,998


Operating Expenses
Plant expenses                                                                 555,351          1,463,792
General and administrative                                                   2,563,251          2,833,370
                                                                       ----------------   ----------------
Total Operating Expenses                                                     3,118,602          4,297,162
                                                                       ----------------   ----------------
Loss from operations                                                        (3,099,800)        (4,135,164)
                                                                       ----------------   ----------------

Other Income (Expense)
Interest income                                                                      -              1,311
Interest expense                                                              (193,903)           (99,127)
Loss on Sale of Assets                                                      (2,376,922)                 -
                                                                       ----------------   ----------------
Total Other Income (Expense)                                                (2,570,825)           (97,816)
                                                                       ----------------   ----------------
Net Loss                                                                    (5,670,625)        (4,232,980)
                                                                       ================   ================

Per Share Information:
Weighted average number of common shares outstanding  Basic
and Diluted                                                                 93,224,444         48,559,181
                                                                       ================   ================
Net Loss per Share                                                             $ (0.06)           $ (0.09)
                                                                       ================   ================


See the accompanying notes to the consolidated financial statements.


                                      F-3




                            MOMENTUM BIOFUELS, INC.
            Consolidated Statement of Stockholders' (Deficit) Equity
         For the Period from January 1, 2008 through December 31, 2009



                                           Common Stock            Additional        Accumulated
                                   Shares           Amount         Paid-In           Deficit                Totals
                                  ---------------  --------------  ---------------  -----------------  ---------------

Balance - January 1, 2008             54,828,756       $ 548,287     $ 11,853,153       $ (8,952,256)      $3,449,184
Cancelled shares                      (7,500,000)        (75,000)          75,000                  -                -
Shares issued in private
placement for cash                       200,000           2,000           78,000                  -           80,000

Share based compensation                 195,688           1,957        1,604,840                  -        1,606,797

Debt Discount                                  -               -          389,518                  -          389,518

Warrants issued for services                   -               -          298,971                  -          298,971

Net loss                                                                                  (4,232,980)      (4,232,980)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - December 31, 2008           47,724,444       $ 477,244     $ 14,299,482      $ (13,185,236)      $1,591,490
                                  ---------------  --------------  ---------------  -----------------  ---------------
Shares issued in private
placement to assume debt              40,000,000        400,000          307,600                  -          707,600
Shares issued in private
placement for services                   500,000          5,000            3,845                  -            8,845
Shares issued in private
placement for interest                 5,000,000         50,000           38,450                  -           88,450

Debt Discount                                  -               -        (547,867)                 -         (547,867)
Share based compensation                       -               -       1,577,580                  -        1,577,580

Net loss                                       -               -               -         (5,670,625)      (5,670,625)
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - December 31, 2009           93,224,444       $ 932,244    $ 15,679,090      $ (18,855,861)     $(2,244,527)
                                  ===============  ==============  ===============  =================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-4




                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
                  For the Years Ended December 31, 2009 & 2008


                                                                      2009                2008
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                            $ (5,670,625)        $ (4,232,980)
Adjustments to reconcile net loss to cash used in operating
activities

Depreciation                                                             340,254              522,781
Bad debt expense                                                               -               29,866
Deferred loan cost expense                                                45,463               39,780
Interest expense - amortization of debt discount                          51,936               45,444
Share based compensation                                               1,577,580            1,518,439
Shares issued for service and debt                                     2,663,822               88,358

Changes in Assets and Liabilities

Accounts receivable                                                        2,190              (28,197)
Inventory                                                                 73,552              (16,793)
Prepaid expenses and other current assets                                 32,063                1,703
Accounts payable                                                       1,446,970              375,553
Accrued expenses                                                        (491,332)             299,389
                                                                -----------------   ------------------
Net Cash Provided (Used) in Operating Activities                          71,873           (1,356,657)

Cash Flows used in Investing Activities

Acquisition of fixed assets                                                    -              (22,274)
Sale of fixed assets                                                     (50,000)             135,000
                                                                -----------------   ------------------
Net Cash Provided (Used) in Investing Activities                         (50,000)             112,726

Cash Flows from Financing Activities

Payment of note payable                                                 (150,000)            (315,891)
Loans from shareholders                                                   (7,991)              14,210
Stock issued for cash                                                          -               80,000
Offering costs                                                                 -              (42,000)
Proceeds from loan payable                                               101,559              150,000
Proceeds from convertible notes                                                               615,000
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                         (56,432)             501,319
                                                                -----------------   ------------------

Net (Decrease) increase in Cash                                          (34,559)            (742,612)

Cash and cash equivalents - Beginning of period                           34,559              777,171
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                    $ -             $ 34,559
                                                                =================   ==================

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:

Interest                                                               $ 105,453             $ 28,513
                                                                =================   ==================
Income Taxes                                                                 $ -                  $ -
                                                                =================   ==================
Non-Cash Transactions - Investing activities:
Stock issued for services                                                    $ -             $ 88,358
                                                                =================   ==================
Warrants issued for services                                                 $ -            $ 298,971
                                                                =================   ==================
Financing activities

Cancellation of common shares                                                $ -             $ 75,000
                                                                =================   ==================
Loan Discount                                                           $ 51,936                  $ -
                                                                =================   ==================


 See the accompanying notes to the consolidated financial statements.


                                      F-5


                             Momentum Biofuels, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2009


Note 1 - Organization and Nature of Operations

Tonga Capital Corporation was incorporated on January 29, 1987, in Colorado, and was a non-operating entity classified as a shell company under Rule 12b-2 of the Securities Exchange Act of 1934. Momentum Biofuels, Inc. was incorporated in Texas on May 8, 2006, and was to engage in the business of the production of biodiesel fuel. On May 31, 2006, Tonga Capital Corporation (Tonga), a Colorado Corporation, signed an Agreement and Plan of Reorganization with Momentum Biofuels, Inc. The shareholders of Momentum Biofuels, Inc. received 38,000,000 shares of common stock of Tonga in exchange for 38,000,000 shares of Momentum Biofuels, Inc., being all of its issued and outstanding shares. This transaction was accounted for as a reverse merger with Momentum Biofuels, Inc. being treated as the accounting acquirer. On October 10, 2007, at the Annual Shareholders' Meeting, the majority of the shareholders approved a resolution to change Tonga's name to Momentum Biofuels, Inc. However, Momentum Biofuels, Inc., a
Texas corporation, is a wholly owned subsidiary of Momentum Biofuels, Inc., a Colorado corporation, the public company.

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and Momentum Biofuels, Inc., a Colorado corporation ("Momentum-Colorado") through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, Momentum-Colorado in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and the issuance of the shares of common stock by Momentum-Colorado to Hunt on December 31, 2009.

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

Accounts Receivable
Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. Management believes all receivables will be collected and therefore the allowance has been established to be zero at December 31, 2009.

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

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Description                                                            Life
--------------------------------------------------------    --------------------
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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC ) 360-10-35, "Impairment or Disposal of Long-Lived Assets," management reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in the group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Share-Based Compensation
Momentum measures all share-based payments, including grants of employee stock options, using a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

Net Loss per Common Share
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2009 and 2008, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.





Description                                                                         2009                2008
----------------------------------------------------------------------------------------------  -------------------
Weighted average shares used to compute basic and
diluted net loss per common share:                                               68,589,285          48,559,181

Securities convertible into shares of common stock, not used because the effect would be anti-dilutive:
      Stock warrants related to notes payable                                         120,000            120,000
      Stock warrants for common stock                                               2,062,000          2,062,000
      Options awarded to executives and consultants                                 9,250,000          9,250,000
                                                                           -------------------  -------------------

Total securities convertible into shares of common stock                          11,582,000         11,582,000
                                                                           ===================  ===================


Recent Accounting Pronouncements
Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company currently has an accumulated deficit of $18,855,861 through December 31, 2009. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

Note 5 - Inventories

As of December 31, 2009 and 2008, inventory consisted of the following:

Description                                          2009                2008
-----------                                          ----                ----
Finished Goods                                       $ 0               $  1,980
Raw Materials                                          0                 71,572
                                                      ----             ---------
Total                                                $ 0               $ 73,552
                                                      ====             =========

Note 6 - Property and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 consisted of the following:

---------------------------------------------------------------------------------------------------

Description                                                      2009                2008
-----------                                                      ----                ----

 Plant                                                       $   -                3,279,592
 Plant machinery and equipment                                   -                   44,455
 Office furniture and equipment                                  -                   52,239
 Computer software                                               -                    3,220
 Leasehold Improvements                                          -                   41,251
                                                      ---------------------      ------------------
      Total Assets                                               -                3,420,757
                                                      ---------------------      ------------------
Accumulated Depreciation & Amortization                          -                 (280,074)
                                                      ---------------------      ------------------
                                                       $         -               $2,617,902
                                                      ====================       ==================


Note 7 - Assets Being Developed For Our Own Use

The asset developed for our own use consists of a biodiesel refinery plant for which construction was completed in early 2007. On June 25, 2007, these assets were placed into service pursuant to applicable accounting principles. For the years ended December 31, 2009 and 2008, depreciation and amortization expense was $277,896 and $340,254, respectively.

Note 8 - Loans Payable

Notes payable as of December 31, 2009 and 2008, consisted of the following:


Description                                                                           2009                      2008
------------------------------------------------------------------------    --------------------    ---------------------
Account  purchasing  agreement  payable  to  Crown  Financial,  to sell certain  accounts to Crown  Financial.  The agreement bore interest at
12% per annum and was entered  into on December 1, 2008 and was paid in
full with accrued interest ($15,000) on January 31, 2009.                   $          -            $ 150,000
                                                                            ====================    =====================


Note 9 - Notes Payable to Related Parties

Notes payable to related parties as of December 31, 2009 & 2008 consist of the following:


Description                                                                            2009                     2008
------------------------------------------------------------------------    --------------------     ---------------------

Notes payable originally issued to Richard Robert,  Richard Cilento,  David Fick and J. Paul Consulting.  The interest rate is 10% per annum,  payable quarterly.
These notes are secured by all of the assets and property of Momentum. The notes may be converted  into shares of MMBI's common stock at any time at a conversion price of $0.40 per share. If the notes are prepaid before May 1, 2010,  Momentum will issue the lenders a warrant to Purchase one share of Momentum  common stock for each $1.00  principal  amount of the note.  The notes  were  assumed by Hunt
Global Resources, Inc. on October 9, 2009.
                                                                                             -                125,000
                                                                            --------------------     ---------------------

The loan discount was calculated using the beneficial  conversion  feature.  The warrants were valued per the Black Scholes method. The assumptions used to value the Warrants included an expected term of 7 years, a risk-free  interest rate of
3.78%,  expected  volatility  using  comparable  company  volatility of 215%, an exercise  price of $0.40 and a stock  price on the date of grant of  $0.50.  The discount will be amortized
over the life of the notes.                                                                   -                (71,682)
                                                                            ====================     =====================
Total                                                                         $               -      $          53,318
                                                                            ====================     =====================





Note 10 - Convertible Notes Payable

Convertible notes payable as of December 31, 2009 and 2008 consisted of the following:

Description                                                                                2009                  2008
----------------------------------------------------------------------------------    ------------------    -----------------


Notes  payable  originally  issued to ten lenders.  The interest rate is 10% per annum,  payable  quarterly.  These  notes are  secured  by all of the assets and property of Momentum.  The notes may be converted  into shares of MMBI's  common stock at any time at a  conversion  price of $0.40 per  share.  If the notes are prepaid  before  May 1,  2010,  Momentum  will  issue the  lenders a warrant  to
Purchase one share of Momentum common stock for each $1.00  principal  amount of
the note.  The notes were assumed by Hunt Global  Resources,  Inc. on October 9,       $              -     $    475,000
2009.                                                                                  ------------------   ------------------

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
                                                                                                       -        (272,392)

Note payable  originally  issued to Thomas Prasil in the amount of $95,000.  The interest rate is 10% per annum, payable quarterly.  This note is unsecured.  The notes may be  converted  into  shares of  MMBI's  common  stock at any time at a conversion  price of $0.40 per  share.  If the notes are  prepaid  before May 1,
2010,  Momentum  will  issue  the  lenders a warrant  to  Purchase  one share of
Momentum common stock for each $1.00 principal amount of the note. Momentum does
not consider prepayment likely. The notes mature on May 1, 2013.                                   95,000         15,000

Note payable  originally  issued to Darryl  Wishnewsky in the amount of $25,000.
The interest  rate is 10% per annum,  simple  interest.  This note is secured by
250,000 shares of common stock. The notes may be converted into shares of MMBI's common stock at any time at a conversion  price of $0.10 per share. If the notes are  prepaid  before May 1, 2010,  Momentum  will issue the lenders a warrant to
Purchase one share of Momentum common stock for each $1.00  principal  amount of the note.  Momentum  does not consider  prepayment  likely.  The notes mature on
April 8, 2014.
                                                                                                   25,000              -
                                                                                         ------------------    -----------------

Total                                                                                          $  120,000     $  217,608

                                                                                         ==================    =================


In conjunction with the notes payable referred to above, a lending agent was paid a placement fee of $42,000. In addition the agent was issued 600,000 warrants with an exercise price of $0.40. Further explanation of the valuation of the warrants is found in Note 15.

Note 11 - Obligations and Commitments

Momentum had leased office and plant space and also office and plant equipment. On August 21, 2009, Momentum entered into an agreement with Hunt Global Resources, Inc. to assume Momentum's rental obligations. The agreement was accepted and signed on October 9, 2009.

Rental expense for the year ended December 31, 2009 was 210,280. Rental expense for the year ended December 31, 2008 was $287,592.

Note 12 - Income Taxes

Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:


                                                                           2009                  2008
                                                                   ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                                              $    2,655,608        $    1,439,000
  Less valuation allowance                                             (2,655,608)           (1,439,000)
                                                                   ------------------    -------------------

Net deferred tax assets                                            $           -         $           -
                                                                   ==================    ===================


As of December 31, 2009, Momentum had a net operating loss carryforward for federal income tax purposes of approximately $4,824,518 that may be offset against future taxable income. As more fully disclosed in Note 1, Momentum experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Momentum's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

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

On August 21, 2009, Momentum entered into an agreement with Hunt Global Resources, Inc. to assume certain liabilities, in exchange for the assumption Momentum agreed to issue Hunt Global Resources, Inc. 40,000,000 shares of common stock. As part of the agreement, Momentum agreed to issue the note holders 5,000,000 shares of common stock. An agent was issued 500,000 shares of Momentum common stock as compensation for arranging the transaction.

Note 14 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

As of August 21, 2009, there were 9,250,000 outstanding options. As a result of the change of control, all the outstanding options fully vested. At December 31, 2009, there were 9,250,000 issued and outstanding options. The weighted average exercise price for all options outstanding as of December 31, 2009 was $1. Option activity for the period from January 1, 2009 through December 31, 2009 is as follows:
             Expiration  Exercise
Grant Date   Date        Price     Beginning  Granted   Exercised      Ending
------------ ----------- --------- ---------- -------- ---------- -----------

  04/20/07    04/20/12       $1.00  2,250,000                       2,250,000
  10/16/07    10/16/12       $1.00  6,000,000                       6,000,000
  11/01/07    11/01/12       $1.00  1,000,000                       1,000,000
                                    --------- ------- ----------- -----------
                                    9,250,000                       9,250,000
                                   ========== ======= =========== ===========


Note 15 - Warrant Activity

Warrants activity for the period from January 1, 2009 through December 31, 2009 is as follows:


                                                 Number of       Price Per
                                                  Shares           Share

Outstanding at January 1, 2008                      1,282,000      $1.00
Granted  (1) (2)                                      900,000      $1.00
Expired                                                    --        --
Cancelled/Expired                                          --        --
                                              ---------------- ---------------

Outstanding at January 1, 2009                      2,182,000      $1.00
Granted                                                    --        --
Expired                                                    --        --
Cancelled/Expired                                 (1,150,000)      $1.00
                                              ---------------- ---------------
Outstanding at December 31, 2009                    1,032,000      $1.00
                                              ================ ===============
Exercisable at December 31, 2009                    1,032,000      $1.00
                                              ================ ===============

The weighted average exercise price for all warrants outstanding as of December 31, 2009 was $1.

(1) Momentum calculated the fair value of these 600,000 of these warrants at $149,624 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50. The relative fair value of these warrants was combined with the value of the beneficial conversion feature of the convertible notes described in Note 9, and recorded as a discount on the notes.

(2) Momentum calculated the fair value of 300,000 of these warrants at $298,971 using the Black-Scholes option pricing model and allocated a portion of the original proceeds to these warrants as a discount to the note through additional paid-in capital. The assumptions used to value the warrants included an expected term of 7 years, a risk-free interest rate of 3.78%, expected volatility using comparable company volatility of 215%, an exercise price of $0.40 and a stock price on the date of grant of $0.50.

During the year ended December 31, 2009, warrants exercisable for 1,150,000 shares of common stock expired.

Note 16 - Litigation

There   are   no   pending   or   threatened   legal    proceedings    involving
Momentum-Colorado. However, Momentum-Texas is a defendant in the following legal proceedings:

Jason Gehrig v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This lawsuit involves a claim for breach of an employment contract. Depositions were completed over a year ago and there has been no activity in this litigation since.

Harris County Tax Authority v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for property taxes in the amount of approximately $80,000. The company has been negotiating a payment plan and expects to be able to pay the taxes due from royalties and licensing fees.

South Shore Development Corporation v. Momentum Biofuels, Inc. filed in the District Court of Galveston County, Texas. - This suit involves a claim for rents due under a lease of office space at 2600 South Shore Blvd., Suite 100, League City, Texas. Judgment was rendered in favor of Plaintiff in December, 2009 in the amount of $263,074.40 plus attorney fees of $6,627.22.

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of an arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $40,000. Arbitration award was reduced to a judgment and a Receiver was appointed to collect the judgment.

Quality Carriers, Inc. v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for rental fees for tank trailers in the amount of $19,000 and seeks legal fees in the amount of $6,335.

City of LaPorte Taxing Authority v. Momentum Biofuels, Inc. - This suit involves a claim for property taxes in the amount of approximately $40,000. The litigation is pending in the District Court of Harris County, Texas.

Note 16 - Subsequent Events

The Company has evaluated it activities subsequent to the year ended December 31, 2009 through April 14, 2010 and found no reportable subsequent event.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Momentum Biofuels, Inc.

Dated: April 14, 2010
                                    By:/s/George Sharp
                                       -----------------------------------------
                                       George Sharp, Chief Executive  Officer,
                                       Chief Accounting  Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 14, 2010
                                          Momentum Biofuels, Inc.


                                          /s/George Sharp
                                          --------------------------------------
                                          George Sharp, Director

                                          /s/Jewel Hunt
                                          --------------------------------------
                                          Jewel Hunt, Director

                                          /s/Adreena Betti
                                          --------------------------------------
                                          Adreena Betti, Director