Form 10-Q
period 2010-03-31
MOMENTUM BIOFUELS, INC.
filed 2010-05-17
CIK 813718

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2010

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

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 305-0325
                                 --------------
                    ( TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of May 15, 2010, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                         Page
                                                                                        ----

         Consolidated Balance Sheets - March 31, 2010 (Unaudited) and
                           December 31, 2009 (Audited)                                  F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three months ended March 31, 2010 and 2009                            F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unaudited) March 31, 2010                                           F-3

         Consolidated Statements of Cash Flows  (Unaudited) -
                  Three months ended March 31, 2010 and 2009                            F-4

         Notes to the Unaudited Consolidated Financial Statements                       F-7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable      4

Item 4. Controls and Procedures                                                           4

Item 4T.  Controls and Procedures                                                         4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                               6

Item 1A. Risk Factors - Not Applicable                                                    6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      6
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                 6

Item 4.  (Removed and Reserved)                                                           6

Item 5.  Other Information - Not Applicable                                               6

Item 6.  Exhibits                                                                         6
SIGNATURES                                                                                7


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.


                            MOMENTUM BIOFUELS, INC.
                          Consolidated Balance Sheets



                                                                          March 31, 2010      December 31, 2009
                                                                         ----------------------------------------
                                                                           (Unaudited)            (Audited)
 ASSETS
Current Assets
Cash                                                                                  $ -                    $ -
Accounts Receivable, net                                                                -                      -
Inventory                                                                               -                      -
Prepaid insurance                                                                       -                      -
                                                                         -----------------   --------------------
Total current assets                                                                    -                      -

Property & equipment, net of accumulated depreciation and amortization                  -                      -
Other Assets                                                                            -                      -
                                                                         -----------------   --------------------
TOTAL ASSETS                                                                          $ -                    $ -
                                                                         =================   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                              $ 2,016,749            $ 2,016,749
Advances - related parties                                                        107,778                107,778
                                                                         -----------------   --------------------
Total Current Liabilities                                                       2,124,527              2,124,527
                                                                         -----------------   --------------------
Long Term Liabilities
Senior secured convertible note - net of discount                                 120,000                120,000
                                                                         -----------------   --------------------

Total Long Term Liabilities                                                       120,000                120,000
                                                                         -----------------   --------------------
Total Liabilities                                                               2,244,527              2,244,527
                                                                         -----------------   --------------------
Stockholders' Equity (Deficit)
Common stock, $0.01 par value;  500,000,000  shares  authorized,
93,224,444 and 47,72932,244hares  issued  and outstanding  on
March 31, 2010 and  December 31, 2009, respectively                               932,224                932,224
Additional paid-in capital                                                     15,679,090             15,679,090
Accumulated Deficit                                                           (18,855,861)           (18,855,861)
                                                                         -----------------   --------------------
Total Stockholders' Equity (Deficit)                                           (2,244,527)            (2,244,527)
                                                                         -----------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $ -                    $ -
                                                                         =================   ====================
  See the accompanying notes to the consolidated financial statements.

                                      F-1




                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Operations
                For the Three Months Ended March 31, 2010 & 2009
                                  (Unaudited)


                                                                            2010               2009
                                                                       ----------------   ----------------
Revenue                                                                            $ -          $ 182,718
Cost of goods sold                                                                   -            161,973
                                                                       ----------------   ----------------
Gross profit                                                                         -             20,745


Operating Expenses
Plant expenses                                                                       -            228,471
General and administrative                                                           -            637,241
                                                                       ----------------   ----------------
Total Operating Expenses                                                             -            865,712
                                                                       ----------------   ----------------
Loss from operations                                                                 -           (844,967)
                                                                       ----------------   ----------------

Other Income (Expense)
Interest income                                                                      -                  -
Interest expense                                                                     -            (44,391)
                                                                       ----------------   ----------------
Total Other Income (Expense)                                                         -            (44,391)
                                                                       ----------------   ----------------
Net Loss                                                                             -           (889,358)
                                                                       ================   ================
Per Share Information:
Weighted average number of common shares outstanding
Basic and Diluted                                                           93,224,444         48,559,181
                                                                       ================   ================
Net Loss per Share                                                                 $ -            $ (0.02)
                                                                       ================   ================



See the accompanying notes to the consolidated financial statements.

                                      F-2




                            MOMENTUM BIOFUELS, INC.
                 Consolidated Statement of Stockholders' Equity
           For the Period from January 1, 2010 through March 31, 2010
                                  (Unaudited)


                                           Common Stock            Additional        Accumulated
                                   Shares           Amount          Paid-In          Deficit             Totals
                                                                     Capital
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - January 1, 2010             93,224,444       $ 932,244     $ 15,679,090      $ (18,855,861)     $(2,244,527)
Net loss                                                                                           -                -
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - March 31, 2010              93,224,444       $ 932,244     $ 15,679,090      $ (18,855,861)     $(2,244,527)
                                  ===============  ==============  ===============  =================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-3




                            MOMENTUM BIOFUELS, INC.
                     Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2010 & 2009
                                  (Unaudited)


                                                                      2010                2009
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net loss                                                                     $ -           $ (889,358)
Adjustments to reconcile net loss to cash used in operating
 activities
Depreciation                                                                   -              127,595
Bad debt expense                                                               -
Deferred loan cost expense                                                     -               17,049
Interest expense - amortization of debt discount                               -               19,476
Share based compensation                                                       -              394,395
Changes in Assets and Liabilities
Accounts receivable                                                            -                2,190
Inventory                                                                      -               73,552
Prepaid expenses and other current assets                                      -               32,063
Accounts payable                                                               -              222,650
Accrued expenses                                                               -              122,719
                                                                -----------------   ------------------
Net Cash Provided (Used) in Operating Activities                               -              122,331

Cash Flows from Financing Activities
Payment of note payable                                                        -             (150,000)
Loans from shareholders                                                        -                2,009
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                               -             (147,991)
                                                                -----------------   ------------------
Net (Decrease) increase in Cash                                                -              (25,660)

Cash and cash equivalents - Beginning of period                                -               34,559
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                    $ -              $ 8,899
                                                                =================   ==================

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                     $ -             $ 44,391
                                                                =================   ==================
Financing activities
Loan Discount                                                                $ -             $ 19,476
                                                                =================   ==================

 See the accompanying notes to the consolidated financial statements.

                                      F-4


                             Momentum Biofuels, Inc.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 2010 and 2009
                                   (Unaudited)

1.     BASIS OF PRESENTATION :

Presentation of Interim Information:

The accompanying unaudited financial statements include the accounts of Momentum BioFuels, Inc. (the Company), a Colorado corporation and its wholly-owned subsidiary, Momentum BioFuels, Inc., a Texas corporation ("Momentum -Texas").

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and the Company through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, the Company in exchange for common shares of the Company equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were issued by the Company as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

Basis of Presentation

Interim Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc. (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2009, as reported in the Form 10-K have been omitted.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Momentum and it's wholly- owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net Loss per Common Share
Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.





Description                                                                         2010                2009
----------------------------------------------------------------------------------------------  -------------------
Weighted average shares used to compute basic and
diluted net loss per common share:                                               93,244,444          68,589,285

Securities convertible into shares of common stock, not used
      Stock warrants related to notes payable                                                             120,000
      Stock warrants for common stock                                               1,032,000          1,032,000
      Options awarded to executives and consultants                                 9,250,000          9,250,000
                                                                           -------------------  -------------------

Total securities convertible into shares of common stock                          10,402,000         10,402,000
                                                                           ===================  ===================

Recent Accounting Pronouncements
Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $18,855,861 through March 31, 2010. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

Note 5 - Convertible Notes Payable

Convertible notes payable as of March 31, 2010 and December 31, 2009 consisted of the following:


      Description                                                                     March 31,          December
                                                                                        2010             31, 2009
   -------------------------------------------------------------------------- --- --------------- -- -----------------
      Note payable  originally issued to Thomas Prasil in the amount of $95,000.
      The  interest  rate is 10% per  annum,  payable  quarterly.  This  note is unsecured.  The notes may be converted  into shares of MMBI's common stock at any time at a  conversion  price of $0.40 per  share.  If the notes are prepaid  before May 1, 2010,  Momentum will issue the lenders a warrant to
      Purchase  one share of  Momentum  common  stock for each  $1.00  principal amount of the note. Momentum does not consider prepayment likely.
      The notes mature on May 1, 2013.                                                    95,000               95,000

      Note  payable  originally  issued to Darryl  Wishnewsky  in the  amount of
      $25,000. The interest rate is 10% per annum, simple interest. This note is secured by 250,000 shares of common stock. The notes may be converted into shares of MMBI's  common stock at any time at a conversion  price of $0.10 per share.  If the notes are  prepaid  before May 1, 2010,  Momentum  will issue the lenders a warrant to Purchase one share of Momentum common stock for each $1.00  principal  amount of the note.  Momentum does not consider
      prepayment likely. The notes mature on April 8, 2014.                               25,000               25,000
                                                                                  --------------- -- -----------------
                                                                                  $      120,000            $ 120,000
                                                                                  --------------- -- -----------------

Note 6 - Income Taxes

Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:


                                                                           2009                  2008
                                                                   ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                                              $    2,655,608        $    1,439,000
  Less valuation allowance                                             (2,655,608)           (1,439,000)
                                                                   ------------------    -------------------
                                                                   $            -        $            -
Net deferred tax assets
                                                                   ==================    ===================

As of December 31, 2009 Momentum had a net operating loss carryforward for federal income tax purposes of approximately $7,480,126 that may be offset against future taxable income. As more fully disclosed in Note 1, Momentum experienced a change in control during 2006. Internal Revenue Code Section 382 imposes restrictions upon a company's ability to utilize net operating loss carryforwards subsequent to a change in control. Any limitations upon Momentum's ability to utilize its net operating loss carryforwards against future taxable income have not yet been determined.

Momentum has established a valuation allowance for the full amount of the deferred tax assets as management does not currently believe that it is more likely than not that these assets will be recovered in the foreseeable future. To the extent not utilized, the net operating loss carryforwards will expire starting in 2026.

Note 7 - Equity Transactions

During the three months ended March 31, 2010, Momentum did not issue any shares of its common stock.

Note 8 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

As of August 21, 2009, there were 9,250,000 outstanding options. As a result of the change of control, all the outstanding options fully vested. At March 31, 2010, there were 9,250,000 issued and outstanding options. The weighted average exercise price for all options outstanding as of March 31, 2010 was $1.
Option activity for the period from January 1, 2010 through March 31, 2010 is as follows:
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
                                   ========== ======= =========== ===========

Note 9 - Warrant Activity

Warrants activity for the period from January 1, 2010 through March 31, 2010 is as follows:


----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
                                       Exercise
   Grant Date      Expiration Date       Price         Beginning       Granted    Exercised       Ending
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        06/27/06           06/27/16          $1.00          100,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        11/30/06           11/30/16          $1.00           10,000                                     10,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        12/31/06           12/31/16          $1.00           10,000                                     10,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        01/31/07           01/31/17          $1.00           10,000                                     10,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        02/01/07           02/01/17          $1.00            2,000                                      2,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        06/25/08           06/25/15          $0.40          300,000                                    300,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        06/25/08           06/25/15          $0.40          600,000                                    600,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
                                                          1,032,000                                  1,032,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------



The weighted average exercise price for all warrants outstanding as of March 31, 2010 was $0.48.

Note 10 - Litigation

There are no pending or threatened legal proceedings involving the Company. However, Momentum-Texas is a defendant in the following legal proceedings:

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

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $40,000. Arbitration award was reduced to a judgment and a Receiver was appointed to collect the judgment.

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

Note 11 - Subsequent Events

The Company has evaluated it activities subsequent to the year ended March 31, 2010 through May 14, 2010 and found no reportable subsequent event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended March 31, 2010 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

The Company after minimal operations during the year ended December 31, 2009 and its acquisition by the Hunt Group has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses.

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

We intend to participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

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

RESULTS OF OPERATIONS

Results of Operations For Three Months Ended March 31, 2010 Compared To The Three Months Ended March 31, 2009.

During the three months ended March 31, 2010, the Company did not recognize any revenues from its operational activities. During the three months ended March 31, 2009, the Company recognized revenue of $182,718. During the three months ended March 31, 2009, the Company incurred $161,973 in cost of sales resulting in a gross profit of $20,745.

During the three months ended March 31, 2010, the Company incurred total expenses of $0 compared to $844,967 during the three months ended March 31, 2009. The decrease in total expenses of $844,967 is a result of the ceased operations of the Company. Total expenses during the three months ended March 31, 2009 included, $228,471 in plant expenses and $637,241 in general and administrative expenses.

During the three months ended March 31, 2010, the Company did not recognize a net loss or net income compared with a net loss of $889,358 for the three months ending March 31, 2009. The net loss per share for the three months ended March 31, 2010, was $0.00 per share compared to a net loss per share of $0.02 for the three months ending March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had $0 in cash and $0 in other assets with which to conduct its operations.

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

Net cash provided by operating activities during the three months ended March 31, 2010 was $0. During the three months ended March 31, 2009, the Company provided net cash of $122,331 in operating activities. During the three months ended March 31, 2009, net losses of $889,358 were adjusted for the non-cash items of $127,595 in depreciation and amortization expense and $394,395 in share based compensation.

During the three months ended March 31, 2010, the net cash used by its investing activities was $0. During the three months ended March 31, 2009, the Company used $0 in its investing activities.

Net cash used by financing activities during the three months ended March 31, 2010 was $0. During the three months ended March 31, 2009, financing activities used net funds in the amount of $147,991.

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

                  o  revenue recognition
                  o  share-based compensation

REVENUE RECOGNITION

The Company will recognize revenue when the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

SHARE-BASED COMPENSATION

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. The Company utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting is carried out by our Chief Financial Officer; the Company continues to function without a Chief Financial Officer. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are no pending or threatened legal proceedings involving the Company. However, Momentum-Texas is a defendant in the following legal proceedings:

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

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $40,000. Arbitration award was reduced to a judgment and a Receiver was appointed to collect the judgment.

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

ITEM 4. REMOVED AND RESERVED.

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



                                            MOMENTUM BIOFUELS, INC.
                                            (The Registrant)


Date: May 17, 2010                        By:/s/George Sharp
                                                 ---------------
                                                 George Sharp,
                                                 President, Chief Executive
                                                 Officer, and Principal
                                                 Accounting Officer