Form 10-Q
period 2010-06-30
MOMENTUM BIOFUELS, INC.
filed 2010-08-16
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2010

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

                7450 West 52nd Ave, Suite M-115, Arvada, CO 80002
                -------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 305-0325
                    (TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of August 15, 2010, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                    Page
                                                                                                   ----

         Consolidated Balance Sheets - June 30, 2010 (Unaudited) and
                           December 31, 2009 (Audited)                                              F-1

         Consolidated Statements of Operations (Unaudited)  -
                  Three and Six months ended June 30, 2010 and 2009                                 F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   (Unaudited) June 30, 2010                                                        F-3

         Consolidated Statements of Cash Flows  (Unaudited) -
                  Six months ended June 30, 2010 and 2009                                           F-4

         Notes to the Unaudited Consolidated Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                 4

Item 4. Controls and Procedures                                                                      4

Item 4T. CONTROLS AND PROCEDURES                                                                     5


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                          6

Item 1A. Risk Factors - Not Applicable                                                               6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 6
-        Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                            6

Item 4.  (Removed and Reserved)                                                                      6

Item 5.  Other Information - Not Applicable                                                          6

Item 6.  Exhibits                                                                                    7
SIGNATURES                                                                                           8


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



MOMENTUM BIOFUELS, INC.
Consolidated Balance Sheets



                                                                          June 30, 2010       December 31, 2009
                                                                         ----------------------------------------
                                                                           (Unaudited)            (Audited)
 ASSETS

Current Assets
Cash                                                                                  $ -                    $ -
Accounts Receivable, net                                                                -                      -
Inventory                                                                               -                      -
Prepaid insurance                                                                       -                      -
                                                                         -----------------   --------------------
Total current assets                                                                    -                      -

Property & equipment, net of accumulated depreciation and amortization                  -                      -
Other Assets                                                                            -                      -
                                                                         -----------------   --------------------
TOTAL ASSETS                                                                          $ -                    $ -
                                                                         =================   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                              $ 2,016,749            $ 2,016,749
Advances - related parties                                                        107,778                107,778
                                                                         -----------------   --------------------
Total Current Liabilities                                                       2,124,527              2,124,527
                                                                         -----------------   --------------------
Long Term Liabilities
Senior secured convertible note - net of discount                                       -                120,000
                                                                         -----------------   --------------------
Total Long Term Liabilities                                                             -                120,000
                                                                         ----------------------------------------
Total Liabilities                                                               2,124,527              2,244,527
                                                                         -----------------   --------------------
Common stock, $0.01 par value;  500,000,000  shares  authorized,
93,224,444 and 47,724,444 shares issued  and outstanding on
June 30, 2010 and  December  31, 2009, respectively                               932,244                932,244
Additional paid-in capital                                                     15,679,090             15,679,090
Accumulated Deficit                                                           (18,735,861)           (18,855,861)
                                                                         -----------------   --------------------
Total Stockholders' Equity (Deficit)                                           (2,124,527)            (2,244,527)
                                                                         -----------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $ -                    $ -
                                                                         =================   ====================

  See the accompanying notes to the consolidated financial statements.

                                      F-1




MOMENTUM BIOFUELS, INC.
Consolidated Statements of Operations
(Unaudited)


                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                                 2010            2009             2010            2009
                                                             -------------   -------------    -------------   --------------
Revenue                                                               $ -             $ -              $ -        $ 182,718
Cost of goods sold                                                      -               -                -          161,973
                                                             -------------   -------------    -------------   --------------
Gross profit                                                            -               -                -           20,745


Operating Expenses
Plant expenses                                                          -         283,011                -          511,482
General and administrative                                              -         526,477                -        1,163,718
                                                             -------------   -------------    -------------   --------------
Total Operating Expenses                                                -         809,488                -        1,675,200
                                                             -------------   -------------    -------------   --------------
Loss from operations                                                    -        (809,488)               -       (1,654,455)
                                                             -------------   -------------    -------------   --------------
Other Income (Expense)
Gains (Loss) on sale of assets                                    120,000               -          120,000                -
Interest income                                                         -               -                -                -
Interest expense                                                        -         (39,530)               -          (83,921)
                                                             -------------   -------------    -------------   --------------
Total Other Income (Expense)                                      120,000         (39,530)         120,000          (83,921)
                                                             -------------   -------------    -------------   --------------
Net (Income Loss)                                                $120,000       $(849,018)        $120,000      $(1,738,376)
                                                             =============   =============    =============   ==============
Per Share Information:
Weighted average number of common shares outstanding  Basic
and Diluted                                                    93,224,444      47,724,444       93,224,444       47,724,444
                                                             =============   =============    =============   ==============
Net Loss per Share                                                    $ -         $ (0.02)             $ -          $ (0.04)
                                                             =============   =============    =============   ==============



See the accompanying notes to the consolidated financial statements.

                                      F-2


MOMENTUM BIOFUELS, INC.
Consolidated Statement of Stockholders' Equity
For the Period from January 1, 2010 through June 30, 2010
(Unaudited)


                                           Common Stock            Additional        Accumulated
                                   Shares           Amount           Paid-In           Deficit             Totals
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - January 1, 2010             93,224,444       $ 932,244     $ 15,679,090      $ (18,855,861)     $(2,244,527)
Net income                                                                                   120,000          120,000
                                  ---------------  --------------  ---------------  -----------------  ---------------
Balance - June 30, 2010               93,224,444       $ 932,244     $ 15,679,090      $ (18,735,861)     $(2,124,527)
                                  ===============  ==============  ===============  =================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-3




MOMENTUM BIOFUELS, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 & 2009
(Unaudited)


                                                                      2010                2009
                                                                -----------------   ------------------
Cash Flows from Operating Activities
Net Income (loss)                                                       120,000          $ (1,738,376)
Adjustments to reconcile net loss to cash used in
 operating activities
Depreciation                                                                   -              342,419
Gain (loss) on sales of assets                                         (120,000)                    -
Bad debt expense                                                               -
Deferred loan cost expense                                                     -               17,049
Interest expense - amortization of debt discount                               -               38,952
Share based compensation                                                       -              788,790
Changes in Assets and Liabilities
Accounts receivable                                                            -                2,190
Inventory                                                                      -               73,552
Prepaid expenses and other current assets                                      -               32,063
Accounts payable                                                               -              421,777
Accrued expenses                                                               -              118,168
                                                                -----------------   ------------------
Net Cash Provided (Used) in Operating Activities                               -               96,584

Cash Flows used in Investing Activities
Other Assets                                                                                   17,049
                                                                -----------------   ------------------
Net Cash Provided (Used) in Investing Activities                               -               17,049

Cash Flows from Financing Activities
Payment of note payable                                                        -             (150,000)
Loans from shareholders                                                        -                2,009
Stock issued for cash                                                          -                    -
Offering costs                                                                 -                    -
Proceeds from loan payable                                                     -                    -
Proceeds from convertible notes                                                                     -
                                                                -----------------   ------------------
Net Cash Provided (Used) by Financing Activities                               -             (147,991)
                                                                -----------------   ------------------
Net (Decrease) increase in Cash                                                -              (34,358)

Cash and cash equivalents - Beginning of period                                -               34,559
                                                                -----------------   ------------------
Cash and cash equivalents - End of period                                    $ -                $ 201
                                                                =================   ==================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                     $ -             $ 83,921
                                                                =================   ==================
Financing activities
Loan Discount                                                                $ -             $ 38,952
                                                                =================   ==================

 See the accompanying notes to the consolidated financial statements.


                                      F-4


                             Momentum Biofuels, Inc.
                   Notes to Consolidated Financial Statements
                 For the Six Months Ended June 30, 2010 and 2009
                                   (Unaudited)


1.  BASIS  OF  PRESENTATION,   MANAGEMENT'S  PLAN  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

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

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, the Company in exchange for common shares of the Company equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were issued by the Company as fully paid, non-assessable and subject to a non-dilution agreement in favor of Hunt.

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

Accounts Receivable

Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions. The accounts receivable balance at June 30, 2010 was zero.

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

Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

Description                                                           Life
----------------------------------------------------------------   -------------

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) 360-10-35, "Impairment or Disposal of Long-Lived Assets," management reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the assets in the group. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six months ended June 30, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.



Description                                                                         2010                2009
----------------------------------------------------------------------------------------------  -------------------
Weighted average shares used to compute basic and
diluted net loss per common share:                                               93,244,444          47,724,444

Securities convertible into shares of common stock, not used
      Stock warrants related to notes payable                                                                 -
      Stock warrants for common stock                                               1,032,000          2,062,000
      Options awarded to executives and consultants                                 9,250,000          9,250,000
                                                                           -------------------  -------------------

Total securities convertible into shares of common stock                          10,402,000         11,582,000
                                                                           ===================  ===================

Recent Accounting Pronouncements

Momentum   does  not  expect  that  adoption  of  recently   issued   accounting
pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $18,735,861 through June 30, 2010. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.


Note 5 - Income Taxes

Momentum did not incur any income tax expense due to operating losses and the related increase in the valuation allowance. The tax effects of the temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:


                                                                           2009                  2008
                                                                   ------------------    -------------------
Deferred tax assets:
  Loss carry forwards                                              $    2,655,608        $    1,439,000
  Less valuation allowance                                              (2,655,608)          (1,439,000)
                                                                   ------------------    -------------------
                                                                   $                     $
Net deferred tax assets                                            -                     -
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

Note 6 - Equity Transactions

During the six months ended June 30, 2010, Momentum did not issue any shares of its common stock.

Note 7 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

As of August 21, 2009, there were 9,250,000 outstanding options. As a result of the change of control, all the outstanding options fully vested. At June 30, 2010, there were 9,250,000 issued and outstanding options. The weighted average exercise price for all options outstanding as of June 30, 2010 was $1.
Option activity for the period from January 1, 2010 through June 30, 2010 is as follows:
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
                                   ========== ======= =========== ===========

Note 8 - Warrant Activity

Warrants activity for the period from January 1, 2010 through June 30, 2010 is as follows:


                                       Exercise
   Grant Date      Expiration Date       Price         Beginning       Granted    Exercised       Ending
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------
        06/27/06           06/27/16          $1.00          100,000                                    100,000
        11/30/06           11/30/16          $1.00           10,000                                     10,000
        12/31/06           12/31/16          $1.00           10,000                                     10,000
        01/31/07           01/31/17          $1.00           10,000                                     10,000
        02/01/07           02/01/17          $1.00            2,000                                      2,000
        06/25/08           06/25/15          $0.40          300,000                                    300,000
        06/25/08           06/25/15          $0.40          600,000                                    600,000
----------------- ------------------ -------------- ---------------- ------------ --------- -------------------


                                                          1,032,000                                  1,032,000


The weighted average exercise price for all warrants outstanding as of June 30, 2010 was $0.48.

Note 9 - Litigation

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

Note 10 - Subsequent Events

The Company has evaluated it activities subsequent to the six months ended June 30, 2010 through August 10, 2010 and found no reportable subsequent event.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended June 30, 2010 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

OPERATIONS

The Company after minimal operations during the year ended December 31, 2009 and its acquisition by the Hunt Group has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No agreements have been entered into at the time of this filing.

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

RESULTS OF OPERATIONS
---------------------

Results of Operations For Three Months Ended June 30, 2010 Compared To The Three Months Ended June 30, 2009.

During the three months ended June 30, 2010 and 2009, the Company did not recognize any revenues from its operational activities.

During the three months ended June 30, 2010, the Company did not incur any expenses compared to expenses of $809,488 during the three months ended June 30, 2009. The decrease in total expenses of $809,488 is a result of the ceased operations of the Company. Total expenses during the three months ended June 30, 2009 included, $283,011 in plant expenses and $526,477 in general and administrative expenses.

During the three months ended June 30, 2010, the Company recognized a net income of $120,000 compared with a net loss of $849,018 for the three months ending June 30, 2009. The change of $969,018 was a result of the recognition of the gain on sale of $120,000 in promissory notes. The net loss per share for the three months ended June 30, 2010, was $0.00 per share compared to a net loss per share of $0.02 for the three months ending June 30, 2009.

Results of Operations For Six months ended June 30, 2010 compared To The Six months ended June 30, 2009.

The Company recognized did not recognize any revenues for the six months ending June 30, 2010, compared to $182,718 of revenue during the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company incurred $161,973 in cost of goods sold; resulting in a gross profit of $20,745. During the six months ended June 30, 2010, the Company incurred operating expenses of $0 compared to $1,675,200 during the six months ended June 30, 2009. Operating expenses during the six months ended June 30, 2009 included $511,482 in plant expenses and $1,163,718 in administrative expenses for the six months ended June 30, 2009.

During the six months ended June 30, 2010, the Company incurred net interest expense of $0, compared to $83,921 for the six months ended June 30, 2009.

During the six months ended June 30, 2010, the Company recognized net income of $120,000 compared with a net loss of $1,739,376 for the six months ended June 30, 2009. The change of $1,859,376 was a result of the recognition on the gain on the sale of $120,000 in promissory notes. The net loss per share for the six months ended June 30, 2010, was $0.00 per share compared to a net loss per share of $0.04 for the six months ending June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had $0 in cash and $0 in other assets with which to conduct its operations. At June 30, 2010, the Company had total liabilities of $2,124,527.

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

Net cash provided by operating activities during the six months ended June 30, 2010 was $0. During the six months ended June 30, 2009, the Company provided net cash of $96,585 in operating activities. During the six months ended June 30, 2009, net losses of $1,738,376 were adjusted for the non-cash items of $342,419 in depreciation and amortization expense and $788,790 in share based compensation.

During the six months ended June 30, 2010, the net cash used by its investing activities was $0. During the six months ended June 30, 2009, the Company provided $17,049 in its investing activities.

Net cash used by financing activities during the six months ended June 30, 2010 was $0. During the six months ended June 30, 2009, financing activities used net funds in the amount of $147,991.

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

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on the evaluation, management concluded that there is a material weakness in our internal control over financial reporting. The material weakness relates to the monitoring and review of work performed by contracted accounting personnel in the preparation of audit and financial statements, footnotes and financial data provided to Momentum's registered public accounting firm in connection with the annual audit. Until October 2007, all of our financial reporting is carried out by our Chief Financial Officer; the Company continues to function without a Chief Financial Officer. This lack of an accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         31.1 Certification by the Chief Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

         32.1 Certification by the Chief Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         MOMENTUM BIOFUELS, INC.
                                            (The Registrant)


Date: August  __, 2010                   By: /s/George Sharp
                                             ---------------
                                                George Sharp,
                                                Chief Executive Officer,
                                                and Principal Accounting Officer