Form 10-Q
period 2010-09-30
MOMENTUM BIOFUELS, INC.
filed 2010-11-22
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2010

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

                       7450 West 52nd Avenue, Suite M-115
                       ----------------------------------
                                Arvada, CO 80002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

As of November 30, 2010, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                                               Page
                                                                                               ----
         Consolidated Balance Sheets - September 30, 2010 (Unaudited) and
                           December 31, 2009 (Restated)                                          F-1

         Consolidated  Statements  of  Operations  (Unaudited)  - Three and Nine
                  months ended September 30, 2010 and 2009
                  and From January 1, 2010  through September 30, 2010                          F-2

         Consolidated Statements of Stockholders' Deficit -
                   From January 1, 2010  through September 30, 2010
                  (Unaudited)                                                                   F-3

         Consolidated  Statements of Cash Flows  (Unaudited) - Nine months ended
                  September 30, 2010 and 2009 and
                  From January 1, 2010  through September 30, 2010                              F-4

         Notes to the Unaudited Consolidated Financial Statements                               F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                       1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable              4

Item 4. Controls and Procedures                                                                   5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                       7

Item 1A. Risk Factors - Not Applicable


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              7
-        Not Applicable
Item 3.  Defaults Upon Senior Securities - Not Applicable                                         7

Item 4.  (Removed and Reserved)                                                                   7

Item 5.  Other Information - Not Applicable                                                       7

Item 6.  Exhibits                                                                                 8

SIGNATURES                                                                                        9


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



                            MOMENTUM BIOFUELS, INC.
                         (A Development Stage Company)
                          Consolidated Balance Sheets



                                                                          September 30, 2010      December 31, 2009
                                                                         --------------------------------------------
                                                                             (Unaudited)              (Audited)
 ASSETS
Current Assets
Cash                                                                                      $ -                    $ -
Accounts Receivable, net                                                                    -                      -
Inventory                                                                                   -                      -
Prepaid insurance                                                                           -                      -
                                                                         ---------------------   --------------------
Total current assets                                                                        -                      -

Property & equipment, net of accumulated depreciation and amortization                      -                      -
Other Assets                                                                                -                      -
                                                                         ---------------------   --------------------
TOTAL ASSETS                                                                              $ -                    $ -
                                                                         =====================   ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                                  $ 1,946,659            $ 2,016,749
Advances - related parties                                                            107,778                107,778
                                                                         ---------------------   --------------------
Total Current Liabilities                                                           2,054,437              2,124,527
                                                                         ---------------------   --------------------
Long Term Liabilities
Senior secured convertible note - net of discount                                           -                      -
                                                                         ---------------------   --------------------
Total Long Term Liabilities                                                                 -                      -
                                                                         ---------------------   --------------------
Total Liabilities                                                                   2,054,437              2,124,527
                                                                         ---------------------   --------------------

Stockholders' Equity (Deficit)
Common stock, $0.01 par value;  500,000,000  shares  authorized,  93,224,444 and
47,724,444 shares issued and outstanding on September 30, 2010 and December 31,
2009, respectively                                                                    932,244                932,244
Additional paid-in capital                                                         15,899,448             15,679,090
Accumulated Deficit                                                               (18,735,861)           (18,735,861)
Deficit accumulated during development stage                                         (150,268)                     -
                                                                         ---------------------   --------------------
Total Stockholders' Equity (Deficit)                                               (2,054,437)            (2,124,527)
                                                                         ---------------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $ -                    $ -
                                                                         =====================   ====================

  See the accompanying notes to the consolidated financial statements.

                                      F-1



                             MOMENTUM BIOFUELS, INC.
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)



                                      Three Months Ended September   Nine Months Ended September    Period From
                                                                                                    January 1, 2010
                                                                                                    to September
                                             2010          2009          2010         2009          30, 2010
                                          ------------  -----------   -----------  -----------   ----------------
Revenue                                           $ -          $ -           $ -          $ -                $ -
Cost of goods sold                                  -            -             -            -                  -
                                          ------------  -----------   -----------  -----------   ----------------
Gross profit                                        -            -             -            -                  -


Operating Expenses
General and administrative                     34,606       14,000       150,268       89,802            150,268
                                          ------------  -----------   -----------  -----------   ----------------
Total operating expenses                       34,606       14,000       150,268       89,802            150,268
                                          ------------  -----------   -----------  -----------   ----------------
Loss from operations                          (34,606)     (14,000)     (150,268)     (89,802)          (150,268)
                                          ------------  -----------   -----------  -----------   ----------------

Net Loss from Operations                    $ (34,606)   $ (14,000)   $ (150,268)   $ (89,802)        $ (150,268)
                                          ============  ===========   ===========  ===========   ================
Loss from discontinued operations                 $ -   $ (576,268)          $ -   $(2,238,842)              $ -
                                          ============  ===========   ===========  ===========   ================
Net loss                                    $ (34,606)  $ (590,268)   $ (150,268)  $(2,328,644)       $ (150,268)
                                          ============  ===========   ===========  ===========   ================
Per Share Information:
Weighted average number of common shares
outstanding                                93,224,444   47,524,444    93,224,444   47,724,444
                                          ============  ===========   ===========  ===========
Net loss per share from continuing
operations                                 $    (0.00)  $    (0.00)   $    (0.00)  $    (0.00)
                                          ============  ===========   ===========  ===========

Net loss per share from discontinued
operations                                 $        -   $    (0.01)   $        -   $    (0.05)
                                          ============  ===========   ===========  ===========

Net loss per share                         $    (0.00)  $    (0.01)   $    (0.00)  $    (0.05)
                                          ============  ===========   ===========  ===========




See the accompanying notes to the consolidated financial statements.

                                      F-2



                            MOMENTUM BIOFUELS, INC.
                         (A Development Stage Company)
                 Consolidated Statement of Stockholders' Deficit
   For the Period from January 1, 2010  through September 30, 2010
                                  (Unaudited)


                                           Common Stock            Additional    Accumulated             Deficit
                                   Shares           Amount         Paid-In         Deficit                Accumulated      Totals
                                                                   Capital                               During the
                                                                                                         Development
                                                                                                           Stage
                           ---------------  --------------  ---------------  -----------------  -------------------  ---------------
Balance - January 1, 2010  93,224,444       $ 932,244     $ 15,679,090      $ (18,735,861)                 $ -     $ (2,124,527)
Cash contributed for
  services                          -               -          220,358                  -                    -          220,358
Net Income (Loss)                                                                       -             (150,268)        (150,268)
                           ---------------  --------------  ---------------  -----------------  -------------------  ---------------
Balance -
September 30, 2010         93,224,444       $ 932,244     $ 15,899,448      $ (18,735,861)          $ (150,268)    $ (2,054,437)
                           ===============  ==============  ===============  =================  ===================  ===============

See the accompanying notes to the consolidated financial statements.

                                      F-3




                            MOMENTUM BIOFUELS, INC.
                         (A Development Stage Company
                            Statements of Cash Flows
                                  (Unaudited)

                                                                For the Nine Months Ended September 30,    Period From
                                                                                                          January 1, 2010
                                                                                                                to
                                                                      2010                2009            September 30, 2010
                                                                -----------------   ------------------   -----------------
Cash Flows from Operating Activities
Net loss                                                              $ (150,268)        $ (2,328,644)         $ (150,268)
Adjustments to reconcile net loss to cash used in operating
   activities
Depreciation                                                                   -              340,254                   -
Gain (Loss) on sale of assets                                                  -                    -                   -
Bad debt expense                                                               -                    -                   -
Deferred loan cost expense                                                     -               39,780                   -
Interest expense - amortization of debt discount                               -               51,936                   -
Share based compensation                                                       -            1,183,185                   -
Changes in Assets and Liabilities
Accounts receivable                                                            -                2,190                   -
Inventory                                                                      -               73,552                   -
Prepaid expenses and other current assets                                      -               32,063                   -
Accounts payable                                                         (70,090)           1,072,487             (70,090)
Accrued expenses                                                               -             (406,725)                  -
                                                                -----------------   ------------------   -----------------
Net Cash Provided (Used) in Operating Activities                        (220,358)              60,078            (220,358)

Cash Flows used in Investing Activities
Other Assets                                                                   -              (50,000)                  -
                                                                -----------------   ------------------   -----------------
Net Cash Provided (Used) in Investing Activities                               -              (50,000)                  -

Cash Flows from Financing Activities
Payment of note payable                                                        -             (150,000)                  -
Loans from shareholders                                                        -                2,009                   -
Stock issued for cash                                                          -              (80,000)                  -
Cash contributed for services                                            220,358                    -             220,358
Proceeds from loan payable                                                     -              105,200                   -
Proceeds from convertible notes                                                                80,000                   -
                                                                -----------------   ------------------   -----------------
Net Cash Provided (Used) by Financing Activities                         220,358              (42,791)            220,358
                                                                -----------------   ------------------   -----------------
Net (Decrease) increase in Cash                                                -              (32,713)                  -

Cash and cash equivalents - Beginning of period                                -               34,559                   -
                                                                -----------------   ------------------   -----------------
Cash and cash equivalents - End of period                                    $ -              $ 1,846                 $ -
                                                                =================   ==================   =================
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the period for:
Interest                                                                     $ -            $ 105,453                 $ -
                                                                =================   ==================   =================
Financing activities
Loan Discount                                                                $ -             $ 51,936                 $ -
                                                                =================   ==================   =================

 See the accompanying notes to the consolidated financial statements.

                                      F-4


                             Momentum Biofuels, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
              For the Nine months Ended September 30, 2010 and 2009
                                   (Unaudited)


1.  BASIS  OF  PRESENTATION,   MANAGEMENT'S  PLAN  AND  SUMMARY  OF  SIGNIFICANT
ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

Presentation of Interim Information:

The accompanying unaudited financial statements include the accounts of Momentum Biofuels, Inc. (the Company), a Colorado corporation and its wholly-owned subsidiary, Momentum Biofuels, Inc., a Texas corporation ("Momentum -Texas").

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and the Company through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, the Company in exchange for common shares of the Company equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were issued by the Company as fully paid, non-assessable and subject to a non-dilution agreement in favor of Hunt. Additionally the December 31, 2009 financial statements will be restated to properly account for the transaction with Hunt. Consequently the December 31, 2009 financial statement and the interim period financial statement for the period March 31, 2010 and June 30 2010 should not be relied upon.

Basis of Presentation

Restatement of Results

Subsequent to the issuance of the Company's unaudited financial statements for the nine months ended September 30, 2010, the Company determined that it would restate its financial statements for the nine months ended September 30, 2009, to show discontinued operations for its operations. The unaudited statements of operations for the three and nine months ended September 30, 2009 herewith have been restated to show such discontinued operations.

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

Development Stage Company

The Company has returned to a development stage company due to the change of business plan and strategies in January 2010. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's entry into the development stage.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended September 30, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.





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
                                                                           ===================  ===================

In January  2010,  the FASB issued  Accounting  Standards  Update (ASU)  2010-6,
"Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $18,735,861 and an accumulated deficit during the development stage of $150,268 at September 30, 2010. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverabililty and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

Note 5- Discontinued Operations

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and the Company through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

As a consequence to the above,  the Company has returned to a development  stage
company  due  to  the  discontinuing  of  its  prior  operations.   Discontinued
operations consist of the following:




                                                                   Three Months Ended                  Nine Months Ended
                                                             September 30,    September 30,    September 30,   September 30, 2009
                                                                 2010              2009             2010
Net Sales                                                                 0                 0               0            182,718
Cost of Sales                                                             0                 0               0           (161,973)
                                                            ---------------- ----------------- --------------- -------------------
Gross profit                                                              0                 0               0             20,745
Operating expense                                                         0         (568,736)               0         (2,243,936)
Other income (expense)                                                    0          (21,532)               0           (105,453)
                                                            ---------------- ----------------- --------------- -------------------
Net loss on discontinued operations                                       0         (590,268)               0         (2,328,644)
                                                            ================ ================= =============== ===================

Note 6 - Equity Transactions

During the nine months ended September 30, 2010, Momentum did not issue any shares of its common stock.

The Company's primary shareholder Hunt Group, contributed $220,358 to capital to cover for legal and professional expense and for payment of aged vendor balance.

Note 7 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

At September 30, 2010, there were 9,250,000 issued and outstanding options, all fully vested. The weighted average exercise price for all options outstanding as of September 30, 2010 was $1. Option activity September 30, 2010 is as follows:


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

Note 8 - Warrant Activity

Warrants activity through September 30, 2010 is as follows:


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

The weighted average exercise price for all warrants outstanding as of September 30, 2010 was $0.48.

Note 9 - Litigation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING  STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended September 30, 2010 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to raise necessary financing to execute the Company's business plan; (4) potential litigation with our shareholders, creditors and/or former or current investors;
(5) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (6) other factors over which we have little or no control.

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

RESULTS OF OPERATIONS
---------------------

Results of Operations For Three Months Ended September 30, 2010 Compared To The Three Months Ended September 30, 2009.

The Company did not recognize any revenues from its operational activities, during the three months ended September 30, 2010 and 2009.

During the three months ended September 30, 2010, the Company incurred $34,606 in expenses compared to expenses of $14,000 during the three months ended September 30, 2009. The increase in total expenses of $20,606 is a result of an increase in legal and accounting expenses.

Results of Operations For Nine months ended September 30, 2010 compared To The Nine months ended September 30, 2009. The Company did not recognize any revenues for the nine months ending September 30, 2010 and 2009. During the nine months ended September 30, 2010, the Company incurred operating expenses of $150,268 compared to $89,809 during the nine months ended September 30, 2009 The increase was a result of increased legal and accounting fees associated with the discontinued operation. During the nine months ended September 30, 2010, the Company recognized a net loss of $150,268 compared with a net loss of $89,802 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had $0 in cash and $0 in other assets with which to conduct its operations. At September 30, 2010, the Company had total liabilities of $2,054,437.

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

Net cash used by operating activities during the nine months ended September 30, 2010 was $220,358. During the nine months ended September 30, 2009, the Company provided net cash of $60,078 in operating activities. During the nine months ended September 30, 2009, net losses of $2,238,644 were adjusted for the non-cash items of $340,254 in depreciation and amortization expense and $1,183,185 in share based compensation.

During the nine months ended September 30, 2010, the net cash used by its investing activities was $0. During the nine months ended September 30, 2009, the Company used $50,000 in its investing activities.

Net cash provided by financing activities during the nine months ended September 30, 2010 was $220,358. During the nine months ended September 30, 2009, financing activities used net funds in the amount of $42,791.

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

                  o  share-based compensation


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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings, as a result of material weaknesses in our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                             MOMENTUM BIOFUELS, INC.
                                (The Registrant)


Date: November  22, 2010           By: /s/George Sharp
                                       ---------------
                                          George Sharp,
                                          Chief Executive Officer,
                                          and Principal Accounting Officer