Form 10-K
period 2010-12-31
MOMENTUM BIOFUELS, INC.
filed 2011-04-15
CIK 813718

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2010

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

                7450 West 52nd Avenue, Suite M-115, Arvada, 80002
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                Company's telephone number, including area code:
                                 (303) 421-1656

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


Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                     |X|

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

Large accelerated filer [___] Accelerated filer [___] Non-accelerated filer [___] Smaller reporting company [_X_]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the Company was $411,487, on April 13, 2011.

There were 93,224,444 shares outstanding of the Company's Common Stock as of April 13, 2011.

                                                                                                       Page


                                TABLE OF CONTENTS

                                     PART I

ITEM 1                  Business                                                                        1
ITEM 1 A.               Risk Factors                                                                    4
ITEM 1 B.               Unresolved Staff Comments                                                       9
ITEM 2                  Properties                                                                      9
ITEM 3                  Legal Proceedings                                                               9
ITEM 4                  Removed and Reserved.                                                           10

                                     PART II

ITEM 5                  Market for Company's Common Equity, Related Stockholder Matters and Issuer
                        Purchases of Equity Securities                                                  10
ITEM 6                  Selected Financial Data                                                         12
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations                                                                      12
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      15
ITEM 8                  Financial Statements and Supplementary Data                                     15
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosure                                                                      15
ITEM 9 A.               Controls and Procedures                                                         16
ITEM 9B                 Other Information                                                               16
                                    PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         17
ITEM 11                 Executive Compensation                                                          11
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholders Matters                                                            21
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       22
ITEM 14                 Principal Accounting Fees and Services                                          23

                                     PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         23
SIGNATURES                                                                                              24


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

                                     PART I

ITEM 1. BUSINESS
----------------


General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "Momentum" or the "Company" are to Momentum Biofuels, Inc.

MOMENTUM BIOFUELS, INC.
----------------------

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

On August 21, 2009, Momentum-Texas entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume certain obligations of Momentum-Texas and Momentum-Colorado through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Those obligations assumed by Hunt included fixed assets of $3,470,758 for $600,000 in debt, $200,000 in outstanding payables, $600,000 in future lease obligations, $220,000 in outstanding secured promissory notes, accrued interest payable on certain debt in exchange for 40,000,000 shares of Momentum-Colorado common stock. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty from Hunt, as described in the License Agreement to its parent (Momentum-Colorado) in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater to be issued to Hunt. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and on December 31, 2009, the Company issued 40,000,000 shares of its Common Stock to Hunt.

COMPANY OVERVIEW
----------------

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

As of March 1, 2011, the Company and its subsidiaries had no paid employees.

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

WE INTEND TO PURSUE THE ACQUISITION OF ROYALTY AND LICENSCE AGREEMENTS

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


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

Corporate Offices

Our mailing address is 7450 West 52nd Avenue, Suite M-115, Arvada, 80002.. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS
------------------------

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

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $40,000. Arbitration award was reduced to a judgment and a Receiver were appointed to collect the judgment.

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

ITEM 4. REMOVED AND RESERVED.
----------------------------

                                     PART II


ITEM 5. MARKET FOR COMPANY'S  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

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

                                             High                        Low
                                             ----                        ---
     2010 Fiscal Year
     ----------------
March 31, 2010                              $0.07                      $0.0311
June 30, 2010                               $0.0475                    $0.0250
September 30, 2010                           $0.03                     $0.0008
December 31, 2010                            $0.06                     $0.0150

     2009 Fiscal Year
     ----------------
March 31, 2009                               $0.35                      $0.02
June 30, 2009                                $0.20                      $0.02
September 30, 2009                           $0.04                      $0.01
December 31, 2009                            $0.05                      $0.01

Holders

As of December 31, 2010, there were 421 shareholders of record. There are beneficial shareholders. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2010 and 2009, the Company made the following sales of its unregistered securities.



    DATE OF SALE       TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
---------------------- --------------------- --------------------------------------------------------------
                                                                  Assumption of
                                                                    $600,000
      10/09/09             Common Stock         30,000,000        Promissory  Note     Business Associate
      10/09/09             Common Stock         10,000,000        Assumption of        Business Associate
                                                                  Promissory Note
      10/09/09             Common Stock          5,000,000            Services         Business Associate
      10/09/09             Common Stock            500,000            Interest         Business Associate


Exemption From Registration Claimed
-----------------------------------

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

Issuer Purchases of Equity Securities

Momentum did not repurchase any shares of its common stock during the year ended December 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


FORWARD-LOOKING STATEMENTS CAUTIONARY


This Report on Form 10-K for the year ended December 31, 2010 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.


The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2010  Compared to the Year Ended  December 31,
2009

During the years ended December 31, 2010 and 2009, the Company did not recognize revenues from its limited operational activities.


During the years ended December 31, 2010, the Company incurred operational expenses of $131,333 compared to $101,431 during the year ended December 31, 2009. The increase of $29,902 was a result of an increase in accounting and legal expenses over the prior year. The Company expects to continue to incur high legal expenses as it handles its outstanding litigation issues and continues to maintain its reporting status while pursuing the activities discussed above.


During the year ended December 31, 2010, the Company recognized a net loss of $204,544 compared to $5,864,776 during the year ended December 31, 2009. The decrease of $5,660,232, was a result of the $29,902 increase in operational expenses offset by the recognition of a $2,571,626 loss from discontinued operations during the year ended December 31, 2009, as a result of our decision to cease our biodiesel operations.


The net loss per share for the year ended December 31, 2010, was less than $0.01 per share compared to a net loss per share of $0.08 for the year ended December 31, 2009.

LIQUIDITY
---------

At December 31, 2010, the Company had no current assets and no cash on hand with which to conduct its operations. At December 31, 2010, total current liabilities were $2,078,412. At December 31, 2010, the Company has a total working capital deficit of $2,078,412.


Net cash used by operating activities during the year ended December 31, 2010 was $153,417, compared $92,431 used in operating activities in the year ended December 31, 2009. During the year ended December 31, 2010, net losses of $204,544 were not adjusted for any non-cash items. During the year ended December 31, 2009, net losses of $2,673,057 were adjusted for the non-cash item of $2,571,626 loss on the disposal of asset..


During the years ended December 31, 2010 and 2009, the Company did not receive or use funds in investing activities.


During the year ended December 31, 2010 and 2009, the Company received $153,417 and $50,919 from its financing activities, respective. This was made up of advances from its majority shareholder Hunt Global Resources, Inc. At December 31, 2010, the Company owed Hunt Global Resources, Inc. $204,336, due on demand. There can be no assurance that Hunt Global Resources, Inc. will continue to provide us with further funding on an ongoing basis


Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital. Management cannot make any assurances it will be able to complete such a transaction.

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

Going Concern

The Company's financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $19,839,154 and accumulated during development stage as of $253,562 as of December 31, 2010. The Company recognized a net loss of $204,544 during the year ended December 31, 2010. At December 31, 2010, the Company had no assets and total current liabilities of $2,078,412 for a working capital deficit of $2,078,412. This condition raises substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of Momentum Biofuels, Inc. for the years ended December 31, 2010 and 2009 and the period from August 21, 2009 (Inception) to December 31, 2010 start on page F-1.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Change in Auditors

Larry O'Donnell, CPA, P.C. formerly the independent registered public accountant for Momentum the Company, was dismissed as the Company's independent registered public accountant on November 3, 2010. Effective December 14, 2010, the Public Accounting Oversight Board ("PCAOB") revoked Larry O'Donnell, CPA, P.C.'s registration as a registered public accountant.

On November 3, 2010, the Board of the Company approved the engagement of new auditors, De Joya Griffith & Company, LLC of Henderson, Nevada to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through June 30, 2010 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).


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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Sharp concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings, as a result of material weaknesses in our internal control over financial reporting discussed below.


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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Momentum Biofuels, Inc. directors or executive officers, including their ages as of December 31, 2010.

           Name                        Age                      Position
---------------------------- ------------------------- -------------------------
George Sharp                            68             Chairman and CEO
Jewel Hunt                              54             Director
Adreena Betti                           41             President and Director

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

Biographical Information

GEORGE SHARP. Mr. Sharp is an entrepreneur with 35 years executive experience as the CEO/President of several companies. He founded a number of companies, the stock of several of which traded on the public market. Mr. Sharp was also involved in several leveraged buyouts and has formerly served as President and CEO of: Matrix Computer Systems, Inc. Citadel Computer Systems, Inc. (NASD:
CITN); Sharp Holding Corporation (NASD: SHAR) and was President and co-founder of Hunt Global Resources, Inc. Mr. Sharp serves as the Chief Executive Officer and Director of Hunt Global Resources, Inc. Mr. Sharp currently serves as
Chairman of the Board and CEO of the Company. Mr. Sharp is the step father of Ms. Betti.

ADREENA BETTI. Ms. Betti has over 15 years of operational and executive experience in a variety of public and private high-tech companies in the areas of general management, sales, marketing, administration and operational controls. Ms. Betti has previously served as Vice President and Director of Sales for Citadel Computer Systems, Inc. (NASD: CITN), General Manager of Sharp Holding Corporation (NASD: SHAR) and executive management position at Bluegate Corporation (NASD: BGAT), CITOC, Inc. and Hunt Global Resources, Inc. Ms. Betti currently serves as President of US MedAlerts, Inc. and serves as the President and a director of the Company. Ms. Betti is the step-daughter of Mr. Sharp.

JEWEL HUNT. Mr. Hunt served as President and CEO of Norris Forest Products, Inc., with responsibility for domestic management and international sales and operations. In his capacity at Norris, Mr. Hunt oversaw the operations of this family owned business, which is one of the largest independently owned timberland management companies and saw-mill operators in Texas. Mr. Hunt is a specialist in industrial plant manufacturing production processes with further expertise in managing global operations. Mr. Hunt has also worked as a field services operator for Schlumberger, a leading global oilfield services provider. Mr. Hunt currently serves as Chairman of the Board and Director of Hunt Global Resources, Inc. Mr. Hunt serves as a Director of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2010, 2009 and 2008. The table sets forth this information for the Company., including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2010.



                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
                                                                     Non-equity
                                                                     incentive    Non-qualified
                                                 Stock    Option        plan        deferred     All other
                               Salary    Bonus   awards    awards   compensation  compensation   compensation   Total
  Name & Position     Year      ($)       ($)      ($)      ($)         ($)       earnings ($)      ($)         ($)
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Gregory A. Enders,   2009        0         0        0        0           0              0            0           0
Former CEO (1)       2008     122,170      0        0     122,170        0              0            0        122,170
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
George Sharp ,
Chief Executive      2010        0         0        0        0           0              0            0           0
Officer(2)           2009        0         0        0        0           0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------

-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------
Adreena Betti,       2010        0         0        0        0           0              0            0           0
President (3)        2009        0         0        0        0           0              0            0           0
-------------------- -------- --------- -------- -------- --------- ------------- -------------- ----------- ----------


(1) Mr. Enders was appointed the Chief Executive Officer on October 20, 2007 and resigned such position on December 31, 2009. Mr. Enders received $122,170 in salary in 2008; regular salary payments under his employment agreement were discontinued by the Company in July 2008.
 (2) Mr. Sharp was appointed the Chief Executive Officer of the Company on December 31, 2009 and does not receive compensation, at this time for his services. (3) Ms. Betti was appointed the President of the Company on December 31, 2009 and does not receive compensation at this time for her services.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
                  --------------------------------------------

At December 31, 2010, the Company's Chief Executive Officer and President did not hold any outstanding equity awards.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR


During the year ended December 31, 2008, Momentum created the Momentum 2008 Stock Option and Award Plan. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2010.


Employment Agreements and Termination of Employment and Change-In-Control Arrangements

Mr. Sharp and Ms. Betti do not have Employment Agreements with the Company and at this time do not have a compensation arrangement with the Company.

                              Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2010:



               Fees                                  Non-equity     Non-qualified
               earned or                             incentive        deferred
    Name       paid in                                  plan        compensation      All other
                  cash     Stock       Option       compensation      earnings       compensation    Total
                  ($)      awards ($)  awards ($)       ($)              ($)             ($)          ($)
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
George Sharp     $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Jewell Hunt      $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------

-------------- ----------- ----------- ----------- --------------- ---------------- --------------- ---------
Adreena Betti    $ -0-       $ -0-        $-0-         $ -0-            $-0-            $ -0-        $ -0-
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

The Company's bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or is or was serving at the request of Momentum BioFuels as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.


                      EQUITY COMPENSATION PLAN INFORMATION


During the year ended December 31, 2008, Momentum created the Momentum 2008 Stock Option and Award Plan ("Stock Plan"). Awards made under the Stock Plan are done so at the discretion of the Board of Directors or committee designated by the Board of Directors. During the years ended December 31, 2010 and 2009, no awards were made under the Stock Plan.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of Momentum Biofuels , Inc. outstanding common stock by:

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

The information below is based on the number of shares of Momentum Biofuels, Inc.'s common stock that Momentum believes was beneficially owned by each person or entity as of December 31, 2010.



                                                                        Amount and Nature
                                                                          of Beneficial       Percent of
    Title of Class           Name and Address of Beneficial Owner             Owner           Class (1)
------------------------ ---------------------------------------------- ------------------- ---------------

Common shares            Charles T. Phillips                                     6,075,698           5.86%
Common shares            Coastal Safety and Environmental, LLC(2)                6,000,000           5.79%
Common shares            Hunt Global Resources, Inc.(3 & 4)                     30,000,000          28.98%

Common shares            Crown Financial, LLC  (3)                              10,000,000           9.66%

Common shares            Jewell Hunt, Director (4)                              30,000,000          28.98%

Common shares            George Sharp, Officer and Director (2 & 3)             40,000,000          38.64%

Common shares            Adreena Betti, Officer and Director                             0              0%

------------------------ ---------------------------------------------- ------------------- ---------------
Common shares            All Officers & Directors (3 individuals)               40,000,000          38.64%
------------------------ ---------------------------------------------- ------------------- ---------------


(1) Based upon 93,224,444 shares of common stock issued and outstanding, options exercisable for 9,250,000 shares of common stock and warrants exercisable for 1,032,000 shares of common stock for 103,506,444 shares on a fully diluted basis on December 31, 2010.

(2) Coastal Safety and Environmental is in the process of transferring its 6,000,000 shares to Hunt Global Resources, Inc., of which Mr. Sharp an officer and director of the Company, is the Chief Executive Officer and Director of. At the time of this filing such transfer has not been completed

(3) Mr. George Sharp is the Chief Executive Officer and a Director of Hunt Global Resources, Inc. He does not hold any shares of the Company directly. Mr. Sharp has the power to vote the shares of Hunt Global Resources, Inc. Mr. Sharp is the CFO of Crown Financial LLC and has beneficial ownership of the 10,000,000 shares held by them.

(4) Mr. Jewel Hunt, a director of the Company is a director of Hunt Global Resources, Inc. Mr. Hunt does not hold any shares of the Company directly.

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

During the year ended December 31, 2010 and 2009, Hunt Global Resources, Inc., the Company's majority shareholder, advanced the Company funds totaling $204,336 and $50,919 to support its legal and accounting functions. These funds are due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Dejoya Griffith & Company, LLC ("Dejoya") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Dejoya's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended December 31, 2010.


Prior to November 3, 2010, Larry O'Donnell, CPA P.C. served as our principal auditing accountant firm.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and December 31, 2009.


                                         Year Ended December 31,
                                2010                              2009
                      -----------------------------      ----------------------
Audit Fees                  $1,500                            $13,837

Audit-related Fees          $0                                $0

Tax Fees                    $0                                $0

All Other Fees              $0                                $0
                      -----------------------------      ----------------------
Total Fees                  $1,500                            $13,837


All audit work was performed by the auditors' full time employees.

During the year ended December 31, 2010, audit fees of $1,500 were paid to Dejoya and fees of $13,837 were paid to Larry O'Donnell, CPA, PC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2010 and 2009


(b)  Exhibit No.                                   Description
    -----------                                   -----------
       31.1           Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes Oxley Act *

       32.1           Certification of Principal Executive Officer pursuant to
                      Section 906 of the Sarbanes Oxley Act *


*Filed herewith.

                         DeJoya Griffith & Company, LLC
                   Certified Public accountants & Consultants

--------------------------------------------------------------------------------
                  2580 Anthem Village Dr., Henderson, NV 89052
               Telephone (702) 563-1600 ? Facsimile (702) 920-8049



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Momentum Biofuels, Inc.

We have audited the accompanying consolidated balance sheet of Momentum Biofuels, Inc. (A Development Stage Company) (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and from (August 21, 2009) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Biofuels, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and cash flows from inception (August 21, 2009) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2011



MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Balance Sheets
December 31, 2009 & 2008


                                                                     2010               2009
                                                               ------------------------------------

 ASSETS
Current Assets
Cash                                                                        $ -                $ -
                                                               -----------------   ----------------
Total current assets                                                          -                  -

                                                               -----------------   ----------------
TOTAL ASSETS                                                                $ -                $ -
                                                               =================   ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $ 1,856,577        $ 1,813,949
Accrued expenses                                                         17,500              9,000
Advances - related parties                                              204,336             50,919
Short term notes payable - related parties
                                                               -----------------   ----------------
Total Current Liabilities                                             2,078,413          1,873,868
                                                               -----------------   ----------------

Stockholders' Deficit
Common stock, $0.01 par value; 500,000,000 shares authorized,
  93,224,444 shares issued and outstanding on December 31, 2010
  and 2009, respectively                                                932,244            932,244
Additional paid-in capital                                           16,378,498         16,378,498
Accumulated Deficit                                                 (19,389,155)       (19,135,592)
Accumulated Deficit during the development stage                       (253,562)           (49,018)
                                                               -----------------   ----------------
Total Stockholders' Deficit                                          (2,078,413)        (1,873,868)
                                                               -----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                        $ -                $ -
                                                               =================   ================

  See the accompanying notes to the consolidated financial statements.





MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2010 & 2009


                                                                                                             Period From August 21,
                                                                                                                2009 to December 31,
                                                                            2010               2009                  2010
                                                                       ----------------   ----------------    --------------------


Operating Expenses
General and administrative                                                     131,333            101,431                 180,351
                                                                       ----------------   ----------------    --------------------
Total operating expenses                                                       131,333            101,431                 180,351
                                                                       ----------------   ----------------    --------------------
Interest and penalties                                                          73,211                  -                  73,211
Loss on disposal of assets                                                           -          2,571,626                       -
                                                                       ----------------   ----------------    --------------------
Total other expense                                                             73,211          2,571,626                  73,211
                                                                       ----------------   ----------------    --------------------
Net loss from continuing operations                                           (204,544)        (2,673,057)               (253,562)
                                                                       ================   ================    ====================
Loss from discontinued operations                                                    -         (3,191,719)                      -
                                                                       ================   ================    ====================
Net Loss                                                                      (204,544)        (5,864,776)                      -
                                                                       ================   ================    ====================
Net loss per share from continuing operations                                  $ (0.00)           $ (0.04)
                                                                       ================   ================
Net loss per share from discontnued operations                                     $ -            $ (0.05)
                                                                       ================   ================
Net Loss per Share                                                             $ (0.00)           $ (0.09)
                                                                       ================   ================
Per Share Information:
 Weighted average number of common shares outstanding  Basic and
 Diluted                                                                    93,224,444         63,440,882


See the accompanying notes to the consolidated financial statements.



                                      F-3


MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2010 & 2009

                                                                                                       Deficit
                                                                                                    Accumulated
                                                                 Additional                           During
                                        Common Stock              Paid-In           Accumulated     Development
                                  Shares           Amount         Capital           Deficit           Stage             Total
                                 --------------   -------------  ---------------  ----------------  ----------------   -------------

Balance - January 1, 2009           47,724,444       $ 477,244     $ 14,358,623     $ (13,319,834)              $ -      $1,516,033
Shares issued in private
placement to assume debt            40,000,000         400,000          400,000                 -                 -         800,000
Shares issued in private
placement for services                 500,000           5,000            3,845                 -                 -           8,845
Shares issued in private
placement for interest               5,000,000          50,000           38,450                 -                 -          88,450
Share based compensation                     -               -        1,577,580                 -                 -       1,577,580
Net loss                                     -               -                -        (5,815,758)          (49,018)     (5,864,776)
                                 --------------   -------------  ---------------  ----------------  ----------------  --------------
Balance - December 31, 2009         93,224,444       $ 932,244     $ 16,378,498     $ (19,135,592)        $ (49,018)    $(1,873,868)
                                 --------------   -------------  ---------------  ----------------  ----------------  --------------
Net loss                                     -               -                -                 -          (204,544)       (204,544)
                                 --------------   -------------  ---------------  ----------------  ----------------  --------------
Balance - December 31, 2010         93,224,444       $ 932,244     $ 16,378,498     $ (19,135,592)       $ (253,562)    $(2,078,412)
                                 ==============   =============  ===============  ================  ================  ==============

See the accompanying notes to the consolidated financial statements.


                                       F-4



MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 & 2009



                                                                                                           Period From August 21,
                                                                                                           2009 (Inception) to
                                                                    2010                2009               December 31, 2010
                                                              -----------------   -----------------   ---------------------

Net loss                                                            $ (204,544)       $ (2,673,057)             $ (253,562)
Adjustments to reconcile net loss to cash used in operating
 activities
Loss on disposal of asset                                                    -           2,571,626                       -
Changes in Assets and Liabilities
Accounts payable                                                        42,627                   -                  42,627
Accrued expenses                                                         8,500               9,000                  17,500
                                                              -----------------   -----------------   ---------------------
Net Cash Provided (Used) in Operating Activities                      (153,417)            (92,431)               (193,435)


Cash Flows from Financing Activities
Advances from shareholder                                              153,417              50,919                 188,869
                                                              -----------------   -----------------   ---------------------
Net Cash Provided (Used) by Financing Activities                       153,417              50,919                 188,869
                                                              -----------------   -----------------   ---------------------
Cash Flows from Discontinued operations
Cash flow from opeating activities                                           -             171,163                       -
Cash flow from financing activities                                          -            (164,210)                      -
                                                              -----------------   -----------------   ---------------------
Net Cash Provided (Used) by Financing Activities                             -               6,953                       -
                                                              -----------------   -----------------   ---------------------
Net (Decrease) increase in Cash                                              -             (34,559)                 (4,566)

Cash and cash equivalents - Beginning of period                              -              34,559                   4,566
                                                              -----------------   -----------------   ---------------------
Cash and cash equivalents - End of period                                  $ -                 $ -                     $ -
                                                              =================   =================   =====================
Supplemental Disclosure of Cash Flow Information:
Interest paid in continuing operations                                     $ -                 $ -                     $ -
                                                              =================   =================   =====================
Interest paid in discontinued operations                                   $ -                 $ -                     $ -
                                                              =================   =================   =====================


 See the accompanying notes to the consolidated financial statements.

                                      F-5


                     Momentum Biofuels, Inc. and Subsidiary
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2010


Note 1 - Organization and Nature of Operations

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

Due to the above transaction Mometum_Colorado has effectively reentered development stage.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.


Description                                                                         2009                2009
----------------------------------------------------------------------------------------------  -------------------
Weighted average shares used to compute basic and
diluted net loss per common share:                                               93,224,444          68,589,285

Securities convertible into shares of common stock, not used
      Stock warrants related to notes payable                                           -                 120,000
      Stock warrants for common stock                                               1,032,000          2,062,000
      Options awarded to executives and consultants                                 9,250,000          9,250,000
                                                                           -------------------  -------------------
Total securities convertible into shares of common stock                          10,402,000         11,582,000
                                                                           ===================  ===================

Recent Accounting Pronouncements
In January  2010,  the FASB issued  Accounting  Standards  Update (ASU)  2010-6,
"Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $19,135,592 and an accumulated deficit during development stage of $253,562 at December 31, 2010. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.
Note 4- Discontinued Operations

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


                                                                      Year Ended
                                                     December 31, 2009          December 31, 2010

Net Sales                                                           175,000                         0
Cost of Sales                                                       161,973                         0
                                                 --------------------------- -------------------------
Gross profit                                                         13,027                         0
Operating expense                                                 3,099,293                         0
Other income (expense)                                            (105,453)                         0
                                                 --------------------------- -------------------------
Net loss on discontinued operations                             (3,191,719)                         0
                                                 =========================== =========================

Note 5- Equity Transactions

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

Note 6 - Options

Options were originally issued in conjunction with employment agreements for key employees and consultants.

As of August 21, 2009, there were 9,250,000 outstanding options. As a result of the change of control, all the outstanding options fully vested. At December 31, 2010, there were 9,250,000 issued and outstanding options. The weighted average exercise price for all options outstanding as of December 31, 2010 was $1. Option activity for the period from January 1, 2010 through December 31, 2010 is as follows:
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
                                   ========== ======= =========== ===========


Note 7 - Warrant Activity

Warrants activity for the period from January 1, 2010 through December 31, 2010 is as follows:


                                                 Number of       Price Per
                                                  Shares           Share

Outstanding at January 1, 2009                   2,182,000         $1.00
Granted                                             --               --
Expired                                             --               --
Cancelled/Expired                               (1,150,000)          --
                                              ---------------- ---------------

Outstanding at January 1, 2009                    1,032,000        $1.00
Granted                                             --               --
Expired                                             --               --
Cancelled/Expired                                   --               --
                                              ---------------- ---------------
Outstanding at December 31, 2010                    1,032,000      $1.00
                                              ================ ===============
Exercisable at December 31, 2010                   1,032 ,000      $1.00
                                              ================ ===============

The weighted average exercise price for all warrants outstanding as of December 31, 2010 was $1.

Note 8 - Litigation

Momentum-Texas is a defendant in the following legal proceedings:

Jason Gehrig v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This lawsuit involves a claim for breach of an employment contract. Depositions were completed over a year ago and there has been no activity in this litigation since.

Harris County Tax Authority v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for property taxes in the amount of approximately $88,600. The Company has been negotiating a payment plan and expects to be able to pay the taxes due from royalties and licensing fees.

Stuart Cater and James O'Neil v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for payment under the terms of employment settlement agreements. The issues were the subject of arbitration in mid-2009 which resulted in an award of $52,500 for each of the claimants and attorney's fees of $30,000. Arbitration award was reduced to a judgment and a Receiver were appointed to collect the judgment.

Quality Carriers, Inc. v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for rental fees for tank trailers in the amount of $19,000 and seeks legal fees in the amount of $6,335.

LaPorte Independent School District v. Momentum Biofuels, Inc. - This suit involves a claim for property taxes on behalf of the school district and the Clear Lake City Water Authority in the amount of approximately $108,500. The litigation is pending in the District Court of Harris County, Texas.

American National Insurance Company v. Momentum Biofuels, Inc. in connection with a breach of an office lease agreement. A default judgment was entered in this case in the amount of $261,294.30 together with attorney's fees of $6,627.22.

Note 9 - Related Party Transactions

During the year ended December 31, 2010 and 2009, Hunt Global Resources, Inc., the Company's majority shareholder, advanced the Company funds to the Company totaling $204,336 and $50,919, respectively to support its legal and accounting functions. These funds are due on demand.

Note 10 - Income Tax

At December 31, 2010 and 2009, the Company had federal operating loss carryforwards of $9,290,309 and $9,085,765, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2010 and 2009:



                                                                                  2010                    2009
           --------------------------------------------------------------- ------------------- --- -------------------
           Deferred tax assets:
           --------------------------------------------------------------- ------------------- --- -------------------
                Net operating loss carryforward                                    $3,251,608             $ 3,180,018
           --------------------------------------------------------------- ------------------- --- -------------------
                     Total deferred tax assets                                      3,251,608               3,180,018
           --------------------------------------------------------------- ------------------- --- -------------------
           Less: Valuation allowance                                              (3,251,608)             (3,180,018)
           --------------------------------------------------------------- ------------------- --- -------------------
                Net deferred tax assets                                                $    -                  $    -
           --------------------------------------------------------------- =================== === ===================


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        Momentum Biofuels, Inc.

Dated: April 15, 2011
                                       By:/s/George Sharp
                                          ----------------
                                             George Sharp,
                                             Chief Executive  Officer,
                                             Chief Accounting  Officer
                                             and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 15, 2011
                             Momentum Biofuels, Inc.



                             /s/George Sharp
                                ------------
                             George Sharp, Director


                             /s/Adreena Betti
                             ----------------
                             Adreena Betti, Director