Form 10-Q
period 2011-03-31
MOMENTUM BIOFUELS, INC.
filed 2011-05-16
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2011

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

                                 (303) 421-1656
                    ( TELEPHONE NUMBER, INCLUDING AREA CODE)

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

As of May 13, 2011, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                           Page
                                                                                                          ----

         Consolidated Balance Sheets - March 31, 2011 (Unaudited) and
                           December 31, 2010 (Audited)                                                    F-1

         Consolidated Statements of Operations  (Unaudited) - Three months ended
                  March 31, 2011 and 2010 and From August 21, 2009 through
                  March 31, 2011                                                                          F-2

         Consolidated Statement of Stockholders'  Deficit - From August 21, 2009
                   through March 31, 2011  (Unaudited)                                                    F-3

         Consolidated Statements of Cash Flows  (Unaudited) - Three months ended
                  March 31, 2011 and 2010 and from August 21, 2009 through
                  March 31, 2011                                                                          F-4

         Notes to the Unaudited Consolidated Financial Statements                                         F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                        4

Item 4. Controls and Procedures                                                                             4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                 5

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -                                      5
         Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                                   5

Item 4.  (Removed and Reserved)                                                                             5

Item 5.  Other Information - Not Applicable                                                                 5

Item 6.  Exhibits                                                                                           6
SIGNATURES                                                                                                  7


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets


                                                                March 31, 2011      December 31, 2011
                                                               ----------------------------------------
                                                                (Unaudited)            (Audited)
ASSETS

TOTAL ASSETS                                                        $        -            $         -
                                                               =================   ===================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $ 1,881,929            $ 1,856,576
Accrued expenses                                                              -                 17,500
Advances - related parties                                              224,836                204,336
                                                               -----------------   --------------------
Total Current Liabilities                                             2,106,765              2,078,412
                                                               -----------------   --------------------
Stockholders' Deficit
Common stock, $0.01 par value; 500,000,000 shares authorized,
93,224,444 and 932,224,444  shares  issued and  outstanding on
March 31, 2011 and December 31, 2010, respectively                      932,244                932,244
Additional paid-in capital                                           16,378,498             16,378,498
Accumulated Deficit                                                 (19,135,592)           (19,135,592)
Deficit accumulated during development stage                           (281,915)              (253,562)
                                                               -----------------   --------------------
Total Stockholders' Deficit                                          (2,106,765)            (2,078,412)
                                                               -----------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ -                    $ -
                                                               =================   ====================

  See the accompanying notes to the consolidated financial statements.





MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                         Three Months Ended March 31,       Period From August 21,
                                                                                                                2009 to March 31,
                                                                         2011               2010                    2011
                                                                    ----------------   ----------------    -------------------

Revenue                                                             $            -     $            -      $               -
Operating Expenses
General and administrative                                                   28,353             35,143                208,704
                                                                    ----------------   ----------------    -------------------
Total operating expenses                                                     28,353             35,143                208,704
                                                                    ----------------   ----------------    -------------------
Other Expense

Interest and penalties                                                            -                  -                 73,211
                                                                    ----------------   ----------------    -------------------
Total Other Expense                                                               -                  -                 73,211
                                                                    ----------------   ----------------    -------------------
Net Loss                                                                    (28,353)           (35,143)              (281,915)
                                                                    ================   ================    ===================
Net loss per share from continuing operations                               $ (0.00)           $ (0.00)
                                                                    ================   ================
Net Loss per Share                                                          $ (0.00)           $ (0.00)
                                                                    ================   ================

Per Share Information:
 Weighted average number of common shares outstanding
 Basic and Diluted                                                       93,224,444         93,224,444





See the accompanying notes to the consolidated financial statements.





MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Period January 1, 2011 through March 31, 2011
(Unaudited)




                                                                                                    Deficit
                                                                                                    Accumulated
                                          Common Stock           Additional                         During
                                                                 Paid-In            Accumulated     Development
                                  Shares           Amount        Capital            Deficit         Stage              Totals
                                 --------------   -------------  ---------------  ----------------  ----------------   -------------
Balance - August 21, 2009           93,224,444      $ 932,244     $ 16,378,498     $ (19,135,592)              $ -     $ (1,824,850)
Net loss                                     -              -                -                 -           (49,018)         (49,018)
                                 --------------  -------------  ---------------  ----------------  ----------------  ---------------
Balance - December 31, 2009         93,224,444        932,244       16,378,498       (19,135,592)          (49,018)      (1,873,868)
Net loss                                     -              -                -                 -          (204,544)        (204,544)
                                 --------------  -------------  ---------------  ----------------  ----------------  ---------------
Balance - December 31, 2010         93,224,444        932,244       16,378,498       (19,135,592)         (253,562)      (2,078,412)
Net loss                                     -              -                -                             (28,353)         (28,353)
                                 --------------  -------------  ---------------  ----------------  ----------------  ---------------
Balance - March 31, 2011            93,224,444      $ 932,244     $ 16,378,498     $ (19,135,592)       $ (281,915)    $ (2,106,765)
                                 ==============  =============  ===============  ================  ================  ===============


See the accompanying notes to the consolidated financial statements.




MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                      Period From August
                                                                                                       21, 2009 to March
                                                                  Three Months Ended March 31,                 31,
                                                                    2011                2010                  2011
                                                              -----------------   -----------------   ---------------------
Cash Flows from Operating Activities
Net loss                                                             $ (28,353)          $ (35,143)             $ (281,915)
Adjustments to reconcile net loss to cash used in operating
 activities
Changes in Assets and Liabilities
 Accounts payable                                                       25,353             (48,094)                 67,980
 Accrued expenses                                                      (17,500)             (6,500)                      -
                                                              -----------------   -----------------   ---------------------
Net Cash  (Used) in Operating Activities                               (20,500)            (89,737)               (213,935)


Cash Flows from Financing Activities
 Advances from shareholder                                              20,500              89,737                 209,369
                                                              -----------------   -----------------   ---------------------
Net Cash Provided by Financing Activities                               20,500              89,737                 209,369
                                                              -----------------   -----------------   ---------------------
Net (Decrease) increase in Cash                                              -                   -                  (4,566)

Cash and cash equivalents - Beginning of period                              -                   -                   4,566
                                                              -----------------   -----------------   ---------------------
Cash and cash equivalents - End of period                                  $ -                 $ -                     $ -
                                                              =================   =================   =====================



 See the accompanying notes to the consolidated financial statements.



                     Momentum Biofuels, Inc. and Subsidiary
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

The accompanying unaudited financial statements include the accounts of Momentum Biofuels, Inc. (the Company), a Colorado corporation and its wholly-owned subsidiary, Momentum Biofuels, Inc., a Texas corporation ("Momentum -Texas").

On August 21, 2009, Momentum-Texas a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and the Company through the assignment of a certain senior secured promissory note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right, title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, Momentum-Colorado in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non-dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and the issuance of the shares of common stock by Momentum-Colorado to Hunt on December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc. (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2010, as reported in the Form 10-K have been omitted.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company has returned to a development stage company due to the change of business plan and strategies on August 21, 2009. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's entry into the development stage.

The Company, after minimal operations during the three months ended March 31, 2011, has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No agreements have been entered into at the time of this filing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Momentum and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended March 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.



Description                                                                                2011                 2010
-----------------------------------------                                            ------------------------------------------

Weighted  average  shares used to compute  basic and diluted net loss per common
share:                                                                                     93,244,444      93,244,444

Securities  convertible into shares of common stock, not used

     Stock warrants for common stock                                                        1,032,000       1,032,000

     Options awarded to executives and consultants                                          9,250,000       9,250,000

                                                                                      -----------------  ---------------
 Total securities convertible into shares of common stock                                  10,402,000      10,402,000
                                                                                          ===========      ===========

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2011-03 and believes that none of them will have a material effect on the Company's financial statements.

NOTE 3 - GOING CONCERN

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $19,135,592 and an accumulated deficit during development stage of $281,915 at March 31, 2011. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

 NOTE 4- DISCONTINUED OPERATIONS


On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and the Company through the assignment of a certain senior secured promissory note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right, title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

NOTE 5 - EQUITY TRANSACTIONS

During the three months ended March 31, 2011, and from date of re-entering development stage (August 21, 2009) to March 31, 2011, Momentum did not issue any shares of its common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 and 2010, Hunt Global Resources, Inc., the Company's majority shareholder, advanced funds to the Company totaling $20,500 and $89,737, respectively to support its legal and accounting functions. These funds are due on demand. The Company has Advances-related party balance of $224,836 and $204,336 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 7 - LITIGATION

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

American National Insurance Company v. Momentum Biofuels, Inc. in connection with a breach of an office lease agreement. A default judgment was entered in this case in the amount of $261,294 together with attorney's fees of $6,627.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended March 31, 2011 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the Company's ability to obtain contracts with suppliers of raw materials (for the Company's production of biodiesel fuel) and distributors of the Company's biodiesel fuel product; (4) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (5) the Company's ability to secure and retain management capable of managing growth; (6) the Company's ability to raise necessary financing to execute the Company's business plan; (7) potential litigation with our shareholders, creditors and/or former or current investors; (8) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and
(9) other factors over which we have little or no control.

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

OPERATIONS
----------

The Company after minimal operations during the year ended December 31, 2010 has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No agreements have been entered into at the time of this filing.

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

RESULTS OF OPERATIONS
---------------------

Results of Operations For Three Months Ended March 31, 2011 Compared To The Three Months Ended March 31, 2010.

During the three months ended March 31, 2011 and 2010, the Company did not recognize any revenues from its operational activities.

During the three months ended March 31 2011, the Company incurred $28,353 in expenses compared to expenses of $35,143 during the three months ended March 31, 2010. The decrease in total expenses of $6,790 is a result of a decrease in the Company's administrative activities over the prior period.

During the three months ended March 31, 2011, the Company recognized a net loss of $28,353 compared to a net loss of $35,143 during the three months ended March 31, 2010. The $6,790 decrease in net loss is a result of the decrease in operational expenses as a result of the Company's decrease in administrative activities. Management of the Company does not expect these expenses to continue to decrease as it explores business plan opportunities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2011, the Company had no assets with which to conduct its operations. At March 31, 2011, the Company had total liabilities of $2,106,765, consisting of accounts payable of $1,881,929 and related party advances of $224,836.

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

Net cash used in operating activities during the three months ended March 31, 2011 was $20,500. During the three months ended March 31, 2010, the Company used net cash of $89,737 in operating activities. During the three months ended March 31, 2011 and 2010, net losses of $28,353 and $35,143, were not adjusted for any non-cash items.

During the three months ended March 31, 2011 and 2010, the Company did not receive or use any funds in its investing activities.

Net cash provided by financing activities during the three months ended March 31, 2011 and 2010, was $20,500 and $89,737, respectively from advances from its majority shareholder. This was made up of advances from its majority shareholder Hunt Global Resources, Inc. At March 31, 2011, the Company owed Hunt Global Resources, Inc. $224,836, due on demand. There can be no assurance that Hunt Global Resources, Inc. will continue to provide us with further funding on an ongoing basis

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital. Management cannot make any assurances it will be able to complete such a transaction.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

American National Insurance Company v. Momentum Biofuels, Inc. in connection with a breach of an office lease agreement. A default judgment was entered in this case in the amount of $261,294 together with attorney's fees of $6,627.

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



                                     MOMENTUM BIOFUELS, INC.
                                    (The Registrant)


Date: May 16, 2011                   By: /s/George Sharp
                                         ---------------
                                            George Sharp,
                                            Chief Executive Officer,
                                            and Principal Accounting Officer