Form 10-K/A
period 2010-12-31
MOMENTUM BIOFUELS, INC.
filed 2011-06-24
CIK 813718

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A


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


                               EXPLANATORY NOTE

Momentum BioFuels, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011, for the sole purpose of amending the wording in the Report of the Independent Auditors in the Financial Statements included in Part I, Item 1 and amending the disclosures in Part II,
Item 9A of this filing.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.



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


As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of December 31, 2010. Based on the foregoing evaluation, our Chief Executive Officer has concluded and determined that our internal controls over financial reporting are ineffective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer,to allow timely decisions regarding required disclosure.




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

                         DeJoya Griffith & Company, LLC
                   Certified Public accountants & Consultants

             -------------------------------------------------------
                  2580 Anthem Village Dr., Henderson, NV 89052
               Telephone (702) 563-1600  Facsimile (702) 920-8049

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Momentum Biofuels, Inc. (A Development Stage Company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended and from inception (August 21, 2009) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 14, 2011



MOMENTUM BIOFUELS, INC. AND SUBSIDIARY
(Development Stage Company)
Consolidated Balance Sheets
December 31, 2009 & 2008


                                                                     2010               2009
                                                               ------------------------------------

 ASSETS
Current Assets
Cash                                                                        $ -                $ -
                                                               -----------------   ----------------
Total current assets                                                          -                  -

                                                               -----------------   ----------------
TOTAL ASSETS                                                                $ -                $ -
                                                               =================   ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $ 1,856,577        $ 1,813,949
Accrued expenses                                                         17,500              9,000
Advances - related parties                                              204,336             50,919
Short term notes payable - related parties
                                                               -----------------   ----------------
Total Current Liabilities                                             2,078,413          1,873,868
                                                               -----------------   ----------------

Stockholders' Deficit
Common stock, $0.01 par value; 500,000,000 shares authorized,
  93,224,444 shares issued and outstanding on December 31, 2010
  and 2009, respectively                                                932,244            932,244
Additional paid-in capital                                           16,378,498         16,378,498
Accumulated Deficit                                                 (19,135,592)       (19,135,592)
Accumulated Deficit during the development stage                       (253,562)           (49,018)
                                                               -----------------   ----------------
Total Stockholders' Deficit                                          (2,078,413)        (1,873,868)
                                                               -----------------   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                        $ -                $ -
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



Dated: June 24, 2011

                             Momentum Biofuels, Inc.



                             /s/George Sharp
                                ------------
                             George Sharp, Director


                             /s/Adreena Betti
                             ----------------
                             Adreena Betti, Director