Form 10-K/A
period 2010-12-31
MOMENTUM BIOFUELS, INC.
filed 2011-07-20
CIK 813718

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K/A #2


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


                               EXPLANATORY NOTE

Momentum BioFuels, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K A #2 for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 15, 2011, for the sole purpose of amending the wording in amending the disclosures in Part II, Item 9A of this filing.



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



As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of December 31, 2010. Based on the foregoing evaluation, our Chief Executive Officer has concluded and determined that our internal controls over financial reporting and therefore our disclosure controls and procedures are ineffective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer,to allow timely decisions regarding required disclosure.





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

Dated: July 14, 2011

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



Dated: July 14, 2011

                             Momentum Biofuels, Inc.



                             /s/George Sharp
                                ------------
                             George Sharp, Director


                             /s/Adreena Betti
                             ----------------
                             Adreena Betti, Director