Form 10-Q
period 2011-06-30
MOMENTUM BIOFUELS, INC.
filed 2011-08-15
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the quarterly period ended: June 30, 2011

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

                                 (303) 421-1656
                                 --------------
                    ( TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [ X]

As of August 8, 2011, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.




                                                                                                     Page
                                                                                                     ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Consolidated Balance Sheets -June 30, 2011 (Unaudited) and
                           December 31, 2010 (Audited)                                               F-1

         Consolidated  Statements  of  Operations  (Unaudited)  - Three  and Six
                  months ended June 30, 2011 and 2010
                  and From January 1, 2010 (Inception) through June 30, 2011                         F-2

         Consolidated  Statements  of Cash Flows  (Unaudited) - Six months ended
                  June 30,  2011 and 2010 and From  January 1, 2010  (Inception)
                  through June 30, 2011                                                              F-3

         Notes to the Unaudited Consolidated Financial Statements                                    F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                          1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable                 4

Item 4. Controls and Procedures                                                                      4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                          5

Item 1A. Risk Factors - Not Applicable                                                               5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds -                               5
         Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                            5

Item 4.  (Removed and Reserved)                                                                      5

Item 5.  Other Information - Not Applicable                                                          5

Item 6.  Exhibits                                                                                    6

SIGNATURES                                                                                           7


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets



                                                                June 30, 2011       December 31, 2010
                                                               ----------------------------------------
                                                                  Unaudited              Audited
 ASSETS
TOTAL ASSETS                                                                $ -                    $ -
                                                               =================   ====================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                    $ 1,911,959            $ 1,856,576
Accrued expenses                                                              -                 17,500
Advances - related parties                                              230,086                204,336
                                                               -----------------   --------------------
Total current liabilities                                             2,142,045              2,078,412
                                                               -----------------   --------------------
Total liabilities                                                     2,142,045              2,078,412
                                                               -----------------   --------------------
Stockholders' Deficit
Common stock, $0.01 par value; 500,000,000 shares  authorized,
93,224,444 and 93,244,444 shares issued and outstanding on June
30, 2011 and December 31, 2010, respectively                            932,444                932,444
Additional paid-in capital                                           16,378,498             16,378,498
Accumulated deficit                                                 (19,135,592)           (19,135,592)
Defict accumulated during development stage                            (317,195)              (253,562)
                                                               -----------------   --------------------
Total stockholders' deficit                                          (2,142,045)            (2,078,412)
                                                               -----------------   --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ -                    $ -
                                                               =================   ====================

  See the accompanying notes to the consolidated financial statements.




MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

                                                                                                                Period From
                                                                                                            August 21, 2009 to
                                                   Three Months Ended June 30,    Six Months Ended June 30,      June 30,
                                                      2011           2010           2011          2010            2011
                                                   ------------  -------------  -------------  ------------   --------------


Operating Expenses
General and administrative                            $ 35,280       $ 55,484       $ 63,633      $ 90,627        $ 243,984
                                                   ------------  -------------  -------------  ------------   --------------
Total operating expenses                                35,280         55,484         63,633        90,627          243,984
                                                   ------------  -------------  -------------  ------------   --------------
Interest and penalties                                       -              -              -             -           73,211
                                                   ------------  -------------  -------------  ------------   --------------
Net loss from continuing operations                    (35,280)       (55,484)       (63,633)      (90,627)        (317,195)
                                                   ============  =============  =============  ============   ==============
Net loss                                               (35,280)       (55,484)       (63,633)      (90,627)               -
                                                   ============  =============  =============  ============   ==============

Net loss per share                                     $ (0.00)       $ (0.00)       $ (0.00)      $ (0.00)
                                                   ============  =============  =============  ============

Per Share Information:

Weighted average number of common shares
outstanding - Basic                                 93,224,444     93,224,444     93,224,444    93,224,444





See the accompanying notes to the consolidated financial statements.





MOMENTUM BIOFUELS, INC. AND  SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                             Period From
                                                                                                         August 21, 2009 to
                                                                   Six Months Ended June 30,                  June 30,
                                                                    2011                2010                   2011
                                                              -----------------   -----------------   ---------------------

Cash Flows from Operating Activities
Net loss                                                             $ (63,633)          $ (90,627)             $ (317,195)

Changes in Operating Assets and Liabilities
Accounts payable                                                        55,383             (20,410)                 98,010
Accrued expenses                                                       (17,500)             (6,500)                      -
                                                              -----------------   -----------------   ---------------------
Net cash used in operating activities                                  (25,750)           (117,537)               (219,185)


Cash Flows from Financing Activities
Advances from shareholder                                               25,750             117,537                 214,619
                                                              -----------------   -----------------   ---------------------
Net cash provided by financing activities                               25,750             117,537                 214,619
                                                              -----------------   -----------------   ---------------------
Net decrease in cash                                                         -                   -                  (4,566)

Cash and cash equivalents - Beginning of period                              -                   -                   4,566
                                                              -----------------   -----------------   ---------------------
Cash and cash equivalents - End of period                                  $ -                 $ -                     $ -
                                                              =================   =================   =====================



 See the accompanying notes to the consolidated financial statements.



                             Momentum Biofuels, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.  Organization and Basis of Operation

The accompanying unaudited financial statements include the accounts of Momentum Biofuels, Inc. (the Company), a Colorado corporation and its wholly-owned subsidiary, Momentum Biofuels, Inc., a Texas corporation ("Momentum -Texas").

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and Momentum Biofuels, Inc., a Colorado corporation ("Momentum-Colorado") through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments, and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the right title and interest of Momentum-Texas, in and to all of its physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Interim Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels,Inc. (the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2010, as reported in the Form 10-K have been omitted.

Development Stage Company

The Company has returned to a development stage company due to the change of business plan and strategies on August 21, 2009. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's entry into the development stage.

The Company after the disposal of its prior operating activities purchased by Hunt Group has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No agreements have been entered into at the time of this filing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Momentum and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Income Taxes

Momentum and its subsidiary file a consolidated federal tax return. Momentum uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six months ended June 30, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

                  Description                       2011                2010
--------------------------------------------------------------------------------
Weighted average shares used to compute basic
and diluted net loss per common share:           93,244,444           93,244,444

Securities convertible into shares of common
stock, not used
                Stock warrants for common stock   1,032,000            1,032,000
                Options awarded to executives and
                consultants                       9,250,000            9,250,000
                                             -----------------  ----------------
                Total securities convertible
                into shares of common stock      10,402,000           10,402,000
                                             =================  ================

Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2011-05 and believes that none of them will have a material effect on the Company's financial statements.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the three and six month ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $19,135,592 and an accumulated deficit during development stage of $317,195 at June 30, 2011. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Equity Transactions

During the six months ended June 30, 2011, Momentum did not issue any shares of its common stock.

Note 5 - Related Party Transactions

During the six months ended June 30, 2011 and 2010, Hunt Global Resources, Inc., the Company's majority shareholder, advanced funds to the Company totaling
$25,750 and $117,537, respectively to support its legal and accounting functions. These funds are unsecured, non interest bearing and due on demand. The Company has Advances-related party balances of $230,086 and $204,336 as of June 30, 2011 and December 31, 2010, respectively.

Note 6 - Litigation

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FORWARD-LOOKING STATEMENTS CAUTIONARY

This Item 2 and the report on Form 10-Q for the period ended June 30, 2011 may contain "forward-looking statements" regarding Momentum Biofuels, Inc. (the "Company" or "Momentum"). In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, and competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results.

Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) the risks inherent in the mutual performance of such supplier and distributor contracts (including the Company's production performance (4) the Company's ability to secure and retain management capable of managing growth; (5) the Company's ability to raise necessary financing to execute the Company's business plan; (6) potential litigation with our shareholders, creditors and/or former or current investors;
(7) the Company's ability to comply with all applicable federal, state and local government and international rules and regulations; and (8) other factors over which we have little or no control.

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

OPERATIONS

The Company after the disposal of its prior operating activities purchased by Hunt Global Resources, Inc has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No agreements have been entered into at the time of this filing.

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

The Company is dependent on raising additional equity and/or debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that Momentum will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. Momentum cannot make any assurances that it will be able to raise funds through such activities.

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

RESULTS OF OPERATIONS

Results of Operations for Three Months Ended June 30, 2011 Compared to the Three months Ended June 30, 2010.

During the three months ended June 30, 2011 and 2010, the Company did not recognize any revenues from its operational activities.

During the three months ended June 30, 2011, the Company incurred $35,280 in expenses compared to expenses of $55,484 during the three months ended June 30, 2010. The decrease in total expenses of $20,204 is a result of a decrease in the Company's administrative activities over the prior period.

During the three months ended June 30, 2011, the Company recognized a net loss of $35,280 compared to a net loss of $55,484 during the three months ended June 30, 2010. The $20,204 decrease in net loss is a result of the decrease in operational expenses as a result of the Company's decrease in administrative activities. Management of the Company does not expect these expenses to continue to decrease as it explores business plan opportunities.

Results of Operations For Six Months Ended June 30, 2011 Compared To The Six months Ended June 30, 2010.

During the six months ended June 30, 2011 and 2010, the Company did not recognize any revenues from its operational activities.

During the six months ended June 30 2011, the Company incurred $63,633 in expenses compared to expenses of $90,627 during the six months ended June 30, 2010. The decrease in total expenses of $26,994 is a result of a decrease in the Company's administrative activities over the prior period.

During the six months ended June 30, 2011, the Company recognized a net loss of $63,633 compared to a net loss of $90,627 during the six months ended June 30, 2010. The $26,994 decrease in net loss is a result of the decrease in operational expenses as a result of the Company's decrease in administrative activities. Management of the Company does not expect these expenses to continue to decrease as it explores business plan opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had no assets with which to conduct its operations. At June 30, 2011, the Company had total liabilities of $2,142,045, consisting of accounts payable of $1,911,959 and related party advances of $230,086.

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

Net cash used in operating activities during the six months ended June 30, 2011 was $25,750. During the six months ended June 30, 2010, the Company used net cash of $117,537 in operating activities. During the six months ended June 30, 2011 and 2010, net losses of $63,633 and $90,627, were not adjusted for any non-cash items.

During the six months ended June 30, 2011 and 2010, the Company did not receive or use any funds in its investing activities.

Net cash provided by financing activities during the six months ended June 30, 2011 and 2010, was $25,750 and $117,537, respectively from advances from its majority shareholder. This was made up of advances from its majority shareholder Hunt Global Resources, Inc. At June 30, 2011, the Company owed Hunt Global Resources, Inc. $230,086, due on demand. There can be no assurance that Hunt Global Resources, Inc. will continue to provide us with further funding on an ongoing basis.

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

         - NOT APPLICABLE

ITEM 4 CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) to allow for timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

American National Insurance Company v. Momentum Biofuels, Inc. in connection with a breach of an office lease agreement. A default judgment was entered in this case in the amount of $261,294.30 together with attorney's fees of $6,627.22 ITEM 1A. RISK FACTORS. Not applicable to smaller reporting companies.

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


     31.1 Certification by the Chief Executive and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

     32.1 Certification by the Chief Executive and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

     101.INS XBRL Instance Document (1)

     101.SCH XBRL Taxonomy Extension Schema Document (1)

     101.CAL XBRL Taxonomy Extension Calculation Linkbase Document (1)

     101.DEF XBRL Taxonomy Extension Definition Linkbase Document (1)

     101.LAB XBRL Taxonomy Extension Label Linkbase Document (1)

     101.PRE XBRL Taxonomy Extension Presentation Linkbase Document (1)

     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

     *Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MOMENTUM BIOFUELS, INC.
                                             (The Registrant)


Date: August  9, 2011                      By: /s/George Sharp
                                               ---------------
                                                George Sharp,
                                                Chief Executive Officer,
                                                and Principal Accounting Officer