Form 10-Q
period 2011-09-30
MOMENTUM BIOFUELS, INC.
filed 2011-11-21
CIK 813718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2011

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

                       7450 West 52nd Avenue, Suite M-115
                                Arvada, CO 80002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

As of November 18, 2011, there were 93,224,444 shares of the registrant's sole class of common shares outstanding.






PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                               Page
                                                                                                              ----

         Consolidated Balance Sheets -September 30, 2011 (Unaudited) and
                           December 31, 2010 (Audited)                                                         F-1

         Consolidated  Statements  of  Operations  (Unaudited)  - Three and Nine
                  months ended September 30, 2011 and 2010
                  and From January 1, 2010 (Inception) through September 30, 2011                              F-2

         Consolidated Statements of Changes in Shareholders' Equity -
                   From January 1, 2010 (Inception) through September 30, 2011
                  (Unaudited)                                                                                  F-3-4

         Consolidated  Statements of Cash Flows  (Unaudited) - Nine months ended
                  September 30, 2011 and 2010 and
                  From January 1, 2010 (Inception) through September 30, 2011                                   F-5

         Notes to the Unaudited Consolidated Financial Statements                                               F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                        1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

Item 4. Controls and Procedures                                                                                    4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                        5

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                               5
-        Not Applicable
Item 3.  Defaults Upon Senior Securities - Not Applicable                                                          5

Item 4.  (Removed and Reserved)                                                                                    5

Item 5.  Other Information - Not Applicable                                                                        6

Item 6.  Exhibits                                                                                                  6
SIGNATURES                                                                                                         7


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.



                   MOMENTUM BIOFUELS, INC.
                (A Development Stage Company)
                 Consolidated Balance Sheets


                                                                September 30, 2011     December 31, 2010
                                                               ---------------------   -------------------
                                                                    (Unaudited)             (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                        $ 1,922,374           $ 1,856,576
Accrued expenses                                                                  -                17,500
Advances - related parties                                                  234,361               204,336
                                                               ---------------------   -------------------
Total current liabilities                                                 2,156,735             2,078,412
                                                               ---------------------   -------------------
Stockholders' deficit
Common stock, $0.01 par value; 500,000,000 shares
 authorized, 93,224,444 and 93,224,444 shares issued and
 outstanding as of September 30, 2011 and December 31, 2010,
 respectively                                                               932,244               932,244
Additional paid-in capital                                               16,378,498            16,378,498
Accumulated deficit                                                     (19,135,592)          (19,135,592)
Deficit accumulated during development stage                               (331,885)             (253,562)
                                                               ---------------------   -------------------
Total stockholders' deficit                                              (2,156,735)           (2,078,412)
                                                               ---------------------   -------------------
Total liabilities and stockholder's deficit                                     $ -                   $ -
                                                               =====================   ===================

        See the accompanying notes to the consolidated financial statements.




                     MOMENTUM BIOFUELS, INC.
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)


                                        For the three months ended September   For the nine months ended September    From Inception
                                                         30,                                   30,                 (August 21, 2009)
                                        -------------------------------------   -----------------------------------       to
                                             2011                2010           2011               2010            September 30,2011
                                        -------------------   ---------------   ----------------  ---------------- -----------------


Operating expenses
General and administrative                    14,690            34,606             78,323            150,268                258,674
                                        ------------------   ---------------   ----------------   ----------------    -------------
Total operating expenses                      14,690            34,606             78,323            150,268                258,674
                                        ------------------   ---------------   ----------------   ----------------    --------------
Interest and penalties                             -                 -                  -                  -                 73,211
                                        -----------------    ---------------   ----------------   ----------------    --------------
Total other expense                                -                 -                  -                  -                 73,211
                                        -----------------    ---------------   ----------------   ----------------    --------------
Net loss                                    $(14,690)        $ (34,606)         $ (78,323)        $ (150,268)            $ (331,885)
                                        =================    ===============   ================   ================    ==============
Net loss per common share - basic             $ 0.00            $ 0.00             $ 0.00             $ 0.00
                                        =================    ===============   ================   ================
Weighted average number of common
 shares outstanding - basic               93,224,444        93,224,444         93,224,444         93,224,444
                                        =================    ===============   ================   ================

      See the accompanying notes to the consolidated financial statements.




                             MOMENTUM BIOFUELS, INC.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                                                                                        During
                                                  Common Stock             Additional Paid-In  Accumulated Deficit   Development
                                            Shares             Amount           In Capital                              Stage
                                       -----------------  ----------------  -----------------   ------------------  ----------------
Balance - January 1, 2011                    93,224,444         $ 932,244       $ 16,378,498        $ (19,135,592)       $ (253,562)
Net loss                                              -                 -                  -                    -           (78,323)
                                       -----------------  ----------------  -----------------   ------------------  ----------------
Balance - September  30, 2011                93,224,444         $ 932,244       $ 16,378,498        $ (19,135,592)       $ (331,885)
                                       =================  ================  =================   ==================  ================

            See the accompanying notes to the consolidated financial statements.

                                      F-3

 MOMENTUM BIOFUELS, INC.
                          (A Development Stage Company)
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

(continued)

                                          Total
                                    -----------------
Balance - January 1, 2011               $ (2,078,412)
Net loss                                     (78,323)
                                    -----------------
Balance - September  30, 2011           $ (2,156,735)
                                    =================



                  MOMENTUM BIOFUELS, INC.
               (A Development Stage Company)
           Consolidated Statements of Cash Flows
                        (Unaudited)



                                                             For the nine months ended September     From Inception (August 21,
                                                                              30,                    2009) to September
                                                                   2011               2010                  30, 2011
                                                             -----------------   ----------------   -----------------------
Cash flows used in operating activities
Net loss                                                            $ (78,323)        $ (150,268)               $ (331,885)
Changes in operating assets and liabilities
Accounts payable                                                       65,798            (70,090)                  108,425
Accrued expenses                                                      (17,500)                 -                         -
                                                             -----------------   ----------------   -----------------------
Net cash used in operating activities                                 (30,025)          (220,358)                 (223,460)


Cash flows from financing activities
Advances from related party                                            30,025            220,358                   218,894
                                                             -----------------   ----------------   -----------------------
Net cash provided by financing activities                              30,025            220,358                   218,894
                                                             -----------------   ----------------   -----------------------
Net change in cash                                                          -                  -                    (4,566)

Cash at the beginning of the period                                         -                  -                     4,566
                                                             -----------------   ----------------   -----------------------
Cash at the end of the period                                             $ -                $ -                       $ -
                                                             =================   ================   =======================


      See the accompanying notes to the consolidated financial statements.


                             Momentum Biofuels, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Organization and Basis of Operation

The accompanying unaudited financial statements include the accounts of Momentum Biofuels, Inc. (the Company), a Colorado corporation and its wholly-owned subsidiary, Momentum Biofuels, Inc., a Texas corporation ("Momentum -Texas").

On August 21, 2009, Momentum Biofuels, Inc. ("Momentum-Texas"), a Texas corporation, entered into an Agreement with Hunt Global Resources, Inc. ("Hunt"), under the terms of which Hunt agreed to assume the obligations of Momentum-Texas and Momentum Biofuels, Inc., a Colorado corporation ("Momentum-Colorado") through the assignment of a certain Senior Secured Promissory Note in the amount of $600,000 issued by Momentum-Colorado to a group of investors arranged by Bathgate Capital Partners, LLC, of Denver, Colorado. Hunt further agreed to assume Momentum-Texas obligations under a sub-lease agreement between Momentum-Texas and Brand Infrastructure and Services, Inc., including all past due rent, assessments, and other charges related to the property covered by the sub-lease agreement, all in exchange for a conveyance of all of the rights, title, and interest of Momentum-Texas, in and to all of its' physical assets, including the biodiesel plant located in Pasadena, Texas and all intellectual property, processes, techniques and formulas for creating Biofuels and related products.

Further, Momentum-Texas entered into a License Agreement with Hunt, which provided that in exchange for a grant of a license to use, improve, sublicense, and commercialize the intellectual property described in the Agreement, in exchange for an agreement by Hunt to pay to Momentum-Texas, a royalty of 3% of the gross and collected revenue received by Hunt from the sale of bio-diesel and related products and from revenues received by Hunt from its proposed Commercial Sand business. Momentum-Texas assigned its rights to receive the royalty described in the License Agreement to its parent, Momentum-Colorado in exchange for common shares of Momentum-Colorado equal to 39% of the issued and outstanding stock at such date, or 40,000,000 shares, whichever sum is greater. Such shares were to be issued by Momentum-Colorado as fully paid, non-assessable and subject to a non-dilution agreement in favor of Hunt.

On October 9, 2009, the agreements between Hunt, Momentum-Texas and Momentum-Colorado were consummated upon the execution of additional agreements and the issuance of the shares of common stock by Momentum-Colorado to Hunt on December 31, 2009.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

Interim Presentation

The accompanying unaudited interim financial statements of Momentum Biofuels, Inc. the Company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (SEC), and should be read in conjunction with the audited financial statements and notes thereto contained in Momentum's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2010, as reported in the Form 10-K have been omitted.

Development Stage Company

The Company has returned to a development stage company due to the change of business plan and strategies on August 21, 2009. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Therefore, the Company's financial statements of operations, stockholders' deficit, and cash flows disclose activity since the date of the Company's entry into the development stage.

The Company, after the disposal of its prior operating activities purchased by Hunt Group, has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No additional agreements have been entered into at the time of this filing.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Momentum and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

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

Share-Based Compensation

Momentum measures all share-based payments, including grants of employee and non employee stock options, using a fair-value based method under ASC 718 and 505. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. Momentum utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended September 30, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.



              Description                            2011          2010
-------------------------------------------------------------------------
Weighted average shares used to compute basic
and diluted net loss per common share:             93,244,444   93,244,444

Securities convertible into shares of common
stock, not used
           Stock warrants for common stock          1,032,000    1,032,000
           Options awarded to executives and
           consultants                              9,250,000    9,250,000
                                                 ------------- -------------
           Total securities convertible
           into shares of common stock             10,402,000   10,402,000
                                                 ============= =============

Concentration of Credit Risk

At various times during the year, Momentum may have bank deposits in excess of the FDIC insurance limits. Momentum has not experienced any losses from maintaining cash accounts in excess of the federally insured limit. Management believes that it is not exposed to any significant credit risk on cash accounts as the Company does not currently have bank deposits.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements through ASU 2011-05 and believes that none of them will have a material effect on the Company's financial statements.

Note 3 - Going Concern

Momentum has incurred significant losses from operations since inception and has limited financial resources. These factors raise substantial doubt about Momentum's ability to continue as a going concern. Momentum's financial statements for the three and six month ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has an accumulated deficit of $19,135,592 and an accumulated deficit during development stage of $331,885 at September 30, 2011. Momentum's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and, ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 4 - Equity Transactions

During the nine months ended September 30, 2011, Momentum did not issue any shares of its common stock.

Note 5 - Related Party Transactions

During the nine months ended September 30, 2011 and 2010, Hunt Global Resources, Inc., the Company's majority shareholder, advanced funds to the Company totaling $30,025 and $220,358, respectively to support its legal and accounting functions. These funds are unsecured, non interest bearing and due on demand. The Company has Advances-related party balances of $234,361 and $204,336 as of September 30, 2011 and December 31, 2010, respectively.

Note 6 - Litigation

Momentum-Texas is a defendant in the following legal proceedings:

Jason Gehrig v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This lawsuit involves a claim for breach of an employment contract. Depositions were completed over a year ago and there has been no activity in this litigation since.

Harris County Tax Authority v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for property taxes in the amount of approximately $88,600. The Company has been negotiating a payment plan and expects to be able to pay the taxes due from royalties and licensing fees. At the time of this filing, the Company has not received any royalties and/or licensing fees and therefore is not able to make any such payments.

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

OPERATIONS

The Company, after the disposal of its prior operating activities purchased by Hunt Global Resources, Inc., has changed its operational focus to being an intellectual property company owning specific royalty agreements as its sole source of revenue. It is the intent of management to pursue additional royalty and licensing agreements in the furtherance of its business objectives to maximize shareholder value and profitability. Management is also considering other opportunities in other non-related businesses. No additional agreements have been entered into at the time of this filing.

We intend to seek, investigate, and, if such investigation warrants, acquire royalty and license agreements. We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

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

RESULTS OF OPERATIONS

Results of Operations for Three Months Ended September 30, 2011 Compared to the Three months Ended September 30, 2010.

During the three months ended September 30, 2011 and 2010, the Company did not recognize any revenues from its operational activities.

During the three months ended September 30, 2011, the Company incurred $14,690 in expenses compared to expenses of $34,606 during the three months ended September 30, 2010. The decrease in total expenses of $19,916 is a result of a decrease in the Company's administrative activities over the prior period.

During the three months ended September 30, 2011, the Company recognized a net loss of $14,690 compared to a net loss of $34,606 during the three months ended September 30, 2010. The $19,916 decrease in net loss is a result of the decrease in operational expenses as a result of the Company's decrease in administrative activities. Management of the Company does not expect these expenses to continue to decrease as it explores business plan opportunities.

Results of Operations For Nine months Ended September 30, 2011 Compared To The Nine months Ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, the Company did not recognize any revenues from its operational activities.

During the nine months ended September 30, 2011, the Company incurred $78,323 in expenses compared to expenses of $150,268 during the nine months ended September 30, 2010. The decrease in total expenses of $71,945 is a result of a decrease in the Company's legal expenses over the prior period.

During the nine months ended September 30, 2011, the Company recognized a net loss of $78,323 compared to a net loss of $150,268 during the nine months ended September 30, 2010. The $71,945 decrease in net loss is a result of the decrease in operational expenses as a result of the Company's decrease in legal expenses. Management of the Company does not expect these expenses to continue to decrease as it explores business plan opportunities.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had no assets with which to conduct its operations. At September 30, 2011, the Company had total liabilities of $2,156,735, consisting of accounts payable of $1,922,374 and related party advances of $234,361.

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

Net cash used in operating activities during the nine months ended September 30, 2011 was $30,025. During the nine months ended September 30, 2010, the Company used net cash of $220,358 in operating activities. During the nine months ended September 30, 2011 and 2010, net losses of $78,323 and $150,268, were not adjusted for any non-cash items.

During the nine months ended September 30, 2011 and 2010, the Company did not receive or use any funds in its investing activities.

Net cash provided by financing activities during the nine months ended September 30, 2011 and 2010, was $30,025 and $220,358, respectively from advances from its majority shareholder. This was made up of advances from its majority shareholder Hunt Global Resources, Inc. At September 30, 2011, the Company owed Hunt Global Resources, Inc. $234,361, due on demand. There can be no assurance that Hunt Global Resources, Inc. will continue to provide us with further funding on an ongoing basis.

Management will need to seek and obtain additional funding, via loans or private placements of stock, for future operations and to provide required working capital. Management cannot make any assurances it will be able to complete such a transaction.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements included in this Quarterly Report on Form 10-Q requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Interim Report on Form 10-Q. The more critical accounting policies are as described below.

The Company believes that the following are some of the more significant accounting policies and methods used by the Company:

                  o  share-based compensation

SHARE-BASED COMPENSATION

The Company measures all share-based payments, including grants of employee and non-employee stock options, using a fair-value based method under ASC 718 and
505. The cost of services received in exchange for awards of equity instruments is recognized in the statement of operations based on the grant date fair value of those awards amortized over the requisite service period. The Company utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Harris County Tax Authority v. Momentum Biofuels, Inc. filed in the District Court of Harris County, Texas. - This suit involves a claim for property taxes in the amount of approximately $88,600. The Company has been negotiating a payment plan and expects to be able to pay the taxes due from royalties and licensing fees. At the time of this filing, the Company has not received any royalties and/or licensing fees and therefore is not able to make any such payments.

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

American National Insurance Company v. Momentum Biofuels, Inc. in connection with a breach of an office lease agreement. A default judgment was entered in this case in the amount of $261,294.30 together with attorney's fees of $6,627.22. ITEM 1A. RISK FACTORS. Not applicable to smaller reporting companies.

Liabilities for the above judgments are included in accounts payable within the financial statements.

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



                                           MOMENTUM BIOFUELS, INC.
                                              (The Registrant)


Date: November 21, 2011                  By: /s/George Sharp
                                             ---------------
                                                George Sharp,
                                                Chief Executive Officer,
                                                and Principal Accounting Officer